Form 10-K
period 2007-12-31
ASIA SPECIAL SITUATION ACQUISITION CORP
filed 2008-03-27
CIK 1407437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33916

ASIA SPECIAL SITUATION ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o M & C Corporate Services Limited
P.O. Box 309GT, Ugland House
South Church Street
George Town, Grand Cayman
Cayman Islands
(Address of principal executive offices)

(407) 805-0879
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Units, each consisting of one
Ordinary Share and one Warrant	American Stock Exchange
Ordinary Shares, $.0001 par value per share	American Stock Exchange
Ordinary Share Purchase Warrants	American Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☑ No ☐

As of March 20, 2008, the aggregate market value of the issued and outstanding ordinary shares held by non-affiliates of the registrant, based upon the closing price of the ordinary shares as quoted on the American Stock Exchange of $9.05 was approximately $84,300,000 million.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of ordinary shares issued and outstanding as of March 27, 2008 was 14,000,000.

DOCUMENTS INCORPORATED BY REFERENCE - None

ASIA SPECIAL SITUATION ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1. BUSINESS.

Introduction

We were formed as a blank check company under Cayman Islands law on March 22, 2007. We were formed for the purpose of acquiring control of one or more unidentified operating businesses, through a capital stock exchange, asset acquisition, stock purchase, or other similar transaction, including obtaining a majority interest through contractual arrangements. We will only acquire a business or businesses that, upon completion of our initial business combination, will be our majority-owned subsidiaries and will be neither investment companies nor companies excluded from the definition of investment company by Sections 3(c)(1) or 3(c)(7) of the Investment Company Act of 1940. We intend to utilize cash derived from the proceeds of our offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. We will not acquire a minority interest in any operating business.

To date, our efforts have been limited to organizational activities, activities related to our offering and acquisition efforts, including sourcing and identifying potential target acquisitions. We intend to identify prospective acquisitions that are either located in Asia, provide products or services to consumers located in Asia, or invest in Asia. Although not limited to any specific country in Asia, we intend to focus our initial efforts on acquiring control of an operating business or businesses in the leisure and hospitality or financial services industries that are either located in China, provide products or services to consumers in China, or invest in China.

Although we intend to initially focus our search on an operating business or businesses in the leisure and hospitality or financial services industries that is located in, provides products or services to consumers located in China, or invests in China, we will explore opportunities in other business sectors or regions in Asia if we feel that it is in the best interests of our company and shareholders. We will seek to acquire control of a business, which in the opinion of management, may provide our company and its shareholders with the most favorable growth potential, due to a variety of factors, including its financial condition and results of operations, experience and skill of incumbent management, value of the intellectual property owned by the business, its competitive position, the regulatory environment in which it operates, or other criteria determined by management.

There is no specific timeframe or monetary amount established by management which will cause us to abandon our initial focus of acquiring an operating business in the leisure and hospitality or financial services industries that is located in, provides products or services to consumers located in China, or invests in China, in favor of other industries or countries in Asia even if it may be outside of management’s expertise. During the early stages of searching for a suitable target business, we intend to pursue potential business combinations in the specific industries and area in Asia that are within our primary focus. If an acceptable transaction cannot be found in these industries in China during the first year of our search, management may expand its focus by seeking favorable business opportunities in other industries or areas in Asia, even if such may be outside of our expertise. However, management will not rule out pursuing an attractive business combination at any time during the search process, including industries or areas in Asia outside of our primary business focus, if management determines it is in the best interests of our company and shareholders. For a more detailed discussion of management’s process for searching for and selecting a target business, see “Effecting a business combination — Selection of a target business and structuring of a business combination” below.

We intend to acquire all or a controlling interest in the equity of such operating business or businesses. If our initial business combination involves a transaction in which we acquire less than a 100% interest in the target company, the value of that interest that we acquire will be equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions). In all instances, we would control the target company. The key factors that we will rely on in determining control would be our acquisition of at least 51% of the voting equity interests of the target company and/or control of the majority of any governing body of the target company through contractual arrangements or otherwise.

We believe that since Hong Kong and Macau have been ceded back to China in 1997 and 1999, respectively, the local markets have responded favorably to foreign investment and capital. Our management believes that the hospitality and leisure sectors have continued to grow, and western companies have made significant capital investments in the region’s hospitality market including higher profile projects such as Hong Kong Disneyland theme park and the investments in Macau by themed gaming companies in properties such as the Sands, Venetian, MGM and Wynn Casinos. We believe that the lowering of barriers to investment may be a contributing factor that has induced capital flows to the region.

Until recently, China domestic financial institutions enjoyed a virtual monopoly due to restrictions on market entry and scope of business. Until China became a member of the World Trade Organization in December 2001, foreign financial institutions as a whole have achieved only minimal market share in China’s banking, insurance, securities and fund management businesses. Since becoming a WTO member, China has issued a number of new regulations and detailed measures which translate these commitments into specific rules governing foreign participation in the financial markets.

We believe that there are a number of opportunities for acquiring operating businesses in China due to changes in the PRC’s political, economic and social policies affecting the PRC. We believe that there are several factors that make China a favorable environment for both business acquisitions and operations, including:

•
prolonged economic expansion within China, including gross domestic product growth of approximately 9% on average over the last 25 years with growth of approximately 11.1% and 10.9% in the first and second quarters of 2007 (and expected growth above 10% for each of the third and fourth quarters), according to the China Statistical Yearbook 2006 (China Statistics Press, October 2006) and the People’s Bank of China (see “Bank of China Sees GDP Growth in 2007,” Business Week, June 29, 2007);

•	a number of mature operating businesses that are being privatized and that may be available for purchase at reasonable prices;

•
expansion of private sector wealth resulting in sustained growing discretionary income and consumer consumption due to the general economic expansion and attendant creation of jobs and economic opportunities, as well as the resulting development of financial services;

•
development of new regulations and adoption of detailed measures by China since joining the WTO as a member in December 2001 pursuant to WTO commitments such as granting of equal rights to state- and private-owned enterprises, which have greatly expanded opportunities for foreign participation in financial markets (see “WTO Entry Boosts China’s Economy,” China Daily, November 18, 2002); and

•	more favorable labor rates and low-cost manufacturing capabilities.

We further believe that similar opportunities for acquiring operating businesses exist in other Asian countries, including Australia and New Zealand (which are English speaking and welcome foreign investment and capital) and in Vietnam and Japan. While Japan has been a major trading partner with the United States for over 50 years and a principal supplier of electronics and other products, we believe that Vietnam is seeking to replicate the recent attraction of China as an investment source. According to the Vietnam Real Estate Primer published by JP Morgan in June 2007, “Having one of the most stable political systems and fastest growing economies in the world, Vietnam is continually attracting significant investment from foreign investors. The country is positioning itself to be Asia’s next rising star.”

However, despite what we believe is a favorable investment climate, there are a number of restrictions and limitations imposed by both central and local government agencies in the PRC that may impose significant barriers to our ability to consummate the acquisition of all or a controlling interest in the equity or assets of an operating business located in the PRC. These include:

•	restrictions on foreign ownership of companies operating in what are considered “important industries,” including telecommunications, advertising, food production and heavy equipment;

•	regulation on foreign exchange and currency conversion;

•	regulation on distribution of dividends to foreign enterprises on profits earned by PRC operating companies;

•
regulation of acquisitions of PRC companies by foreign invested enterprises, or FIEs, and the requirement of approvals by the PRC State Administration of Foreign Exchange, or SAFE, or the central Ministry of Commerce in Beijing; and

•	restrictions on the acquisition by PRC residents of controlling interests in foreign special purpose companies formed for the purpose of investing in PRC operating companies.

Contractual Arrangements

We may attempt to acquire a majority interest in a business, or businesses, located in China or Vietnam, through a combination of acquiring at least 51% of the equity interests of the target company and control of the board of directors or other governing body of the target company or through contractual arrangements. However, there are uncertainties regarding whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. The PRC or Vietnam can restrict the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those in the PRC having “famous Chinese brand names” or “well established Chinese brand names.” Additionally, the PRC may apply the above restrictions in other industries in the future.

Moreover, uncertainties are present because contractual arrangements are subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and Vietnam. Subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated where we obtain control using contractual arrangements with approved Chinese or Vietnamese parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese or Vietnamese parties who are approved by the Chinese or Vietnamese regulators, as applicable, and who would likely be designated by our company.

For example, these contracts could result in a structure where, in exchange for our payment of the consideration (i) the operating company would continue to be totally or majority owned by Chinese or Vietnamese residents approved by the Chinese or Vietnamese regulators, as applicable, and not otherwise affiliated with us, and the target company would continue to hold the requisite licenses for its business, and (ii) we would establish a new wholly-owned or majority owned subsidiary in China or Vietnam, as applicable, which would provide technology, technical support, consulting and related services to the operating company in exchange for fees, which would transfer to us substantially all of the economic benefits of ownership of the operating company.

These contractual arrangements would be designed to provide the following:

•	our exercise of effective control over the operating company;

•	a substantial portion of the economic benefits of the operating company would be transferred to us; and

•
we, or our designee, would have an exclusive option to purchase all or part of the equity interests in the operating company owned by the Chinese or Vietnamese residents who are approved by the Chinese or Vietnamese regulators, as applicable, and whom we designate, or all or part of the assets of the operating company, in each case when and to the extent permitted by Chinese or Vietnamese regulations, as applicable.

While we cannot predict the terms of any such contract that we will be able to negotiate, at a minimum, any contractual arrangement would need to provide us with (i) effective control over the operating company’s operations and management either directly through board control or through affirmative and/or negative covenants and veto rights with respect to matters such as entry into material agreements, management changes and issuance of debt or equity securities, among other potential control provisions and (ii) a sufficient level of economic interest to ensure that we satisfy the 80% threshold required for our initial business combination. We have not, however, established specific provisions which must be in an agreement in order to meet the definition of business combination. In the event that our board of directors does not believe that it is able to determine the fair market value of any contractual arrangement, we would obtain an independent appraisal from an independent investment bank or industry expert for the purpose of determining the fair market value of any contractual arrangement.

These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC or Vietnamese law and regulation. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership through an asset acquisition or stock exchange. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese or Vietnamese law, as applicable, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese or Vietnamese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China or Vietnam, as applicable. Accordingly, these contracts would be interpreted in accordance with Chinese or Vietnamese law and any disputes would be resolved in accordance with Chinese or Vietnamese legal procedures. Uncertainties in the Chinese or Vietnamese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control over the target business.

We have not selected any target business and we are, therefore, unable to determine at this time what form an acquisition of a target business will take.

Similar governmental restrictions on foreign ownership of assets and business investments have been imposed or are being considered in certain other countries in Asia. Accordingly, there can be no assurance that governmental restrictions or regulations in the PRC and/or Vietnam or elsewhere in Asia will not impose insurmountable barriers to our ability to consummate the acquisition of all or a controlling interest in any operating company, including ones in the leisure and hospitality or financial services industries, that are either located in, provide products or services to or invest in China or Vietnam or elsewhere in Asia.

Our Management Team

Our management team, board of directors and board of advisors have experience in investments, financing, acquisitions and operations in four core sectors in Asia: (i) hospitality and leisure (including gaming), (ii) financial services, (iii) real property development, and (iv) sea and air transport. Although there is no direct nexus between management’s experience in the real property development and sea and air transport sectors in Asia and our initial focus on the hospitality and leisure and financial services sectors in Asia, we believe that our management’s and board of directors’ experience in the real property development and sea and air transport sectors is relevant if we determine to abandon our initial focus to explore opportunities in such other business sectors if we feel that it is in the best interests of our company and shareholders. As set forth above, we believe that there are opportunities in hospitality and leisure and in financial services in Asia and that we have a significant network of contacts to identify such targets. For example, Angela Ho, our chief executive officer and chairman, and her father Dr. Stanley Ho, have been associated with many Asian business interests. Through their ownership as the principal shareholder of Shun Tak Holdings Limited, a public company listed on the Hong Kong Stock Exchange, and its affiliates, including Melco International Development Limited and Sociedade de Turismo e Diversoes de Macau, Dr. Ho and members of his family are engaged in the ownership and operation of gaming casinos, hotels, shipping, real estate, banking, air transport and other tourism-related industries, primarily located in Hong Kong and Macau. According to Forbes Magazine, Dr. Ho was ranked 104th among the world’s richest people in 2007, with an estimated net worth of $7.0 billion. Based on their existing relationships with Dr. Ho and his affiliates and their regular interactions and contacts with businesses located in Asia, and particularly in mainland China, Hong Kong and Macau, we believe that our Sponsor and members of our management are well positioned to access a number of potential acquisitions and business combinations in this area of the world. Although Dr. Ho is not an officer, director or advisor of our company and while we have no intention to negotiate with or acquire a company controlled by, or affiliated with, Dr. Ho, management and our Sponsor, including Angela Ho who is the daughter of Dr. Ho, and Andrew Tse, the former Chief Financial Officer of Shun Tak Holdings Limited, intend to utilize Dr. Ho’s extensive business contacts and experience in China and Asia as an additional resource in our search for potential acquisition targets in the leisure and hospitality and financial services industries. Management does not intend to rely exclusively on Dr. Ho’s business contacts and experience and we cannot be certain that such contacts will be as helpful as we anticipate. However, none of Angela Ho, Ho Capital Management LLC or any other member of our management has or will discuss any potential business combination opportunities with Dr. Ho or his associates until after completion of our offering. We also believe that we have the local knowledge and resources to effectively evaluate business targets and to manage local risks.

Although our officers and directors have a significant level of involvement in hedge funds, investment funds and/or companies doing business in China and Asia, we will not consider an acquisition of, or directly or indirectly acquire, any entity that is either a portfolio company of a hedge fund, investment fund, or an affiliate thereof, with which our management is directly or indirectly affiliated.

Industry Sectors

Leisure and Hospitality

Although not limited to any one sector within the leisure and hospitality industry, we intend to focus our acquisition strategy on target businesses in the following sectors of the leisure and hospitality industry that are located in the PRC or otherwise provide their products and services to consumers located in China:

•	hotels;

•	tourism;

•	gaming and casinos;

•	condo-hotels/fractional time-shares/destination clubs;

•	cruise lines;

•	golf resorts and spas; and

•	related amenity or service businesses.

Macau Gaming and Hospitality.  Macau is a Special Administrative Region of China and the only location in China that permits casino gaming. (See “On the Ground in China’s Gambling Capital,” Daily Wealth, May 25, 2007.) We believe that Macau is well positioned to be one of the largest gaming destinations in the world. According to data we have compiled from the Direcção de Inspecção e Coordenação de Jogos (Gaming Inspection and Coordination Bureau of the Macau government), the Nevada Gaming Control Board and the New Jersey Casino Control Commission, in 2005 and the nine months ended September 30, 2006, Macau generated approximately US$4.7 billion and US$4.9 billion of gaming revenue, respectively, compared to the US$5.9 billion and US$4.8 billion of gaming revenue (excluding sports book and race book), respectively, generated on the Las Vegas Strip and exceeding the US$5.0 billion and US$4.0 billion (excluding sports book and race book), respectively, generated in Atlantic City. The data further indicates that gaming revenue in Macau has increased at a five-year compounded annual growth rate, or CAGR, from 2000 to 2005 of 23.0% compared to CAGRs of 4.9% and 3.1% for the Las Vegas Strip and Atlantic City (excluding sports book and race book). We believe that Macau benefits from its proximity to one of the world’s largest pools of existing and potential gaming patrons and is currently the only market in greater China, and one of only several in Asia, to offer legalized casino gaming.

In 1961, Dr. Stanley Ho, along with his partners bid for Macau franchises. By bidding high and promising to promote tourism and to develop infrastructure, the partners won the public tender for Macau’s gaming monopoly. In 1961, the company was renamed to Sociedade de Turismo e Diversões de Macau, S.A.R.L. (STDM); now Sociedade de Jogos de Macau. The Ho monopoly ended in 2001, and the three gaming concessionaires in Macau are the Macau casino operator Sociedade de Jogos de Macau, the Galaxy Casino Company Limited and Las Vegas casino operator Wynn Resorts, Ltd.

One of the world’s largest gaming markets, Macau is located in a highly-populated region of the world. Evidenced by the recent opening of Macau gaming facilities by Steve Wynn and other Nevada-based casino and hotel operators, we believe that Macau is currently underserved by its regional gaming facilities. Assuming the continuation of increased wealth and individual disposable income in China, we believe that Macau will represent a favored tourist attraction for the approximately 1.0 billion people in Asia who live within a three-hour flight to Macau. According to the government-run Statistics and Census Service, tourism in Macau is expected to continue to grow as the Chinese government continues to implement its policy of liberalizing historical restrictions on travel and currency movements.

The hospitality industry can be subdivided into three major ownership/operator segments: asset owners, brand owners/operators and independent operators. We may explore acquisitions of target business(es) and/or asset(s), in which we may engage in activities of any or all of these owner/operator segments.

Asset owners own direct (or, more typically, through holding entities, indirect) interests in actual real estate and related assets. Asset owners are typically private equity firms, private or public real estate investment trusts or companies, and individual investors whose primary business is to own real estate assets in various segments of the hospitality industry.

Brand owners/operators are owners, managers and/or franchisors of hotel brands. They typically manage the assets themselves for a fee, or franchise the assets to independent operators. Occasionally, like asset owners, brand owners own actual interests in the real estate and related assets.

Independent operators typically combine the operations of both asset owners and brand owners/operators. They are companies that manage diverse assets under different brands, which they typically franchise. In some cases, they also own direct or indirect interests in actual real estate and related assets.

The Hotel Industry in General

Hotel assets can be generally subdivided into one of the categories listed below and may be owned on a stand-alone basis or as part of regional, national or international chains:

Luxury/Resort. Hotels that offer the highest quality services, combined with luxury amenities, such as concierge service, high quality restaurants and resort facilities. These facilities typically charge the highest room rates.

Full Service. Hotels that offer quality services combined with full service amenities, such as meeting facilities, food and beverage outlets, pool and exercise rooms and which often include spa or recreation facilities.

Limited Service. Hotels that have limited service combined with quality rooms but have minimal meeting facilities (if any), have limited food and beverage outlets; may have a pool and exercise facilities.

Extended Stay. Hotels that have limited services combined with larger rooms and suites with kitchens, limited meeting facilities (if any), typically serve breakfast only and may have a pool and exercise facilities. These hotels are designed for guests staying on average 3-4 nights or more and are mini-apartments.

Budget Hotels/Motels. Hotels that offer no services, combined with small rooms and very few facilities, such as food and beverage facilities, pools, exercise facilities or meeting rooms. These facilities typically charge the lowest room rates.

In addition to the segments set forth above, we will evaluate hybrid opportunities including: condo/hotel conversions, timeshare units and fractional destination clubs, either alone or in tandem with a hotel.

We believe that hotels are generally considered a hedge against inflation because room rates can be adjusted on a daily basis. In most other types of real estate asset classes, leases are typically fixed: 1 - 2 years in duration for residential, 3 - 5 years for office, and 5 - 20 years for retail. According to the Hotel Research Group & PKF Consulting’s 2005 U.S. Lodging Industry Report, revenue growth in 2005 is expected to exceed 7.2%, to an average of approximately $44,000 per available room, a volume approximately equal to that last achieved in the year 2000. Accordingly, we believe that the hospitality industry is an attractive industry in which to make an acquisition and operate a target business.

Hospitality Amenities and Services

For the same reason that we believe the hotel, leisure and hospitality sectors in Asia represent attractive acquisition opportunities, we also believe there are prospective attractive acquisitions in the various hospitality amenity and related services sectors in Asia. These include, but are not limited to, those involving golf facilities, health clubs, spas and casinos, management services, reservation services, maintenance services, security services, food and beverage-related services and hospitality-related technology services.

As with the hotel industry, we believe there are other sectors that are related to hospitality amenities and services that may offer us opportunities to acquire a target business. Over the last five years, spas and spa resorts have grown considerably. In a recent study released by the International Spa Association, the U.S. spa industry generated an estimated $11.2 billion in revenue in 2003, up from $5 billion in 1999. Resort hotel spas accounted for 41% of 2003 total revenue, approximately $4.5 billion. The timeshare industry has also experienced dramatic growth. Resort Timesharing Worldwide has reported that the international timeshare industry reached $9.4 billion in sales in 2002 (up from $3.2 billion in 1990) with over 5,400 resorts in more than 100 countries, a growth rate of approximately 12% annually.

Government Regulation of the Hospitality Industry

Following a business combination, we may be subject to certain federal, state and local regulations which require us to obtain and/or maintain various licenses and permits which must be periodically renewed and may be revoked or suspended. Occupancy licenses must be obtained prior to the opening of any hotel and may require renewal if there has been a major renovation. Liquor licenses are required for hotels to be able to serve alcoholic beverages and are generally renewable annually. In addition, depending on the type of hospitality industry business we acquire, we may also be subject to labor laws and regulations of the jurisdiction in which its properties operate such as minimum wage requirements, regulations relating to working conditions, laws restricting the employment of illegal aliens, protection of the disabled and the protection of persons from discrimination. If the target business that we acquire provides any restaurant services, we would be subject to certain federal, state and local health laws and regulations. We may also be subject to environmental regulations under federal, state and local laws with respect to any properties we ultimately acquire.

We may acquire control of a target business in an industry related to hospitality such as the gaming industry. The gaming industry is highly regulated, and we would need to maintain licenses and pay gaming taxes to conduct such operations. Casinos are subject to extensive regulation under the laws, rules and regulations of the jurisdiction where they are located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Financial Services

Asia is currently experiencing rapid construction and infrastructure expansion, and we believe that there are substantial opportunities to acquire a business providing financial services to the Asian economy. We believe opportunities in the financial services industry in Asia include:

•	asset management firms;

•	banks;

•	leasing and property finance companies;

•	insurance companies and insurance agencies; and

•	securities firms.

Fund Management.  Foreign fund management companies have only recently begun to enter the Asian market due to prior restrictions on market entry and scope of business. We believe that the Asian investment fund market is relatively small by international standards and in relation to the trillions of dollars of bank deposits and securities in Asia. In the first round of Sino-foreign pairing up, most of the Asia-based companies are participants in these fund/securities joint ventures, while many of the foreign counterparts are subsidiaries of major foreign investment banks that base their operations in Hong Kong.

We believe that potential acquisition targets may favor us over some other potential purchasers of their businesses, venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, for the following reasons:

•
We believe that potential acquisition targets may favor us over venture capital funds, leveraged buyout funds and other private equity funds because most of these funds have a finite life, which generally requires the fund to effect a liquidity event, such as a sale, refinancing or public offering, for portfolio companies in order to return capital to investors. Our capital structure does not require us to effect a liquidity event at any particular time.

•
We believe that potential acquisition targets may favor us over many large financial platforms, which may include, but are not limited to, banks, insurance companies or other holding companies, because we will not integrate the operations of our initial acquisition target into an existing environment and corporate culture with pre-existing methods of doing business, as is common with acquisitions by large financial platforms.

Banking.  Under the terms of China’s World Trade Organization (WTO) accession in 2001, China continues to open up its banking sector, including the licensing of the first nine foreign-owned locally incorporated banks in December 2006, as reported by the China Banking Regulatory Commission (CBRC) (BEIJING, Dec. 24, 2006, Xinhua). According to the Hong Kong Trade Development Council, Hong Kong banks will enjoy an early entry advantage to mainland China for several reasons, including that Hong Kong is currently the second largest foreign bank group in the mainland, after Japan, and compared to mainland China banks, Hong Kong banks are more experienced in consumer lending, and possess local expertise. We therefore believe that Hong Kong banks are thus in an advantageous position to capture a significant share of the market.

Insurance.  We believe that the fast growing China insurance market offers significant potential to foreign insurers because, according to a May 2007 report by PriceWaterhouseCoopers, market penetration by foreign companies in mainland China has been minimal to date. According to the Hong Kong Trade Development Council, Hong Kong is the area’s leading insurance center, and this will give Hong Kong an advantage as the mainland China insurance market is opened to foreign companies.

Securities.  According to the Hong Kong Trade Development Council, the combined size of the Chinese mainland’s two stock markets is now comparable with that of Hong Kong, and they expect the market to continue to expand rapidly in coming years, as China would like its capital markets to perform important fund-raising functions for enterprises instead of depending entirely on bank credit. The Hong Kong Trade Development Council reports that foreign financial institutions can now invest in domestic brokerages and fund management companies due to removal of some restrictions on market entry.

Our strategy is to acquire control of middle market business(es) and/or asset(s) that may have certain of the following characteristics:

•	Growth and/or development opportunities;

•	Repositioning and/or rebranding opportunities;

•	Select balance sheet turnaround situations; and/or

•	Brand strength and expansion potential.

Competitive Strengths

We intend to leverage the industry experience of our executive officers, directors and our special advisory board by focusing our efforts on identifying a prospective target business in the leisure and hospitality or financial services industries that is located in Asia or provides products and services to or invest in the Asian market. We believe that companies involved in these industries represent attractive acquisition targets for a number of reasons, including, but not limited to, a favorable economic environment due to continued economic growth in Asia through at least 2010, as reported in a May 2007 PriceWaterhouseCoopers survey of 40 banks doing business in Asia and, potentially attractive valuations due to capital markets in Asia being less developed than in the United States.

We believe, based solely on our management’s collective business and regional experience, that there are numerous business opportunities in the Asian the leisure, hospitality and financial services industries because capital markets in many Asian countries are in general less developed than in the United States. However, neither we nor any of our agents, representatives or affiliates have conducted any research with respect to identifying the number and characteristics of the potential acquisition candidates within these industries or the likelihood or probability of success of any proposed business combination. Accordingly, we cannot assure you that we will be able to locate a target business in such industries or that we will be able to engage in a business combination with a target business on favorable terms.

We believe that we possess several competitive strengths to source, evaluate and execute business combinations in our target industries because of our management’s personal and professional contacts and expertise. We believe that the background, operating histories and experience of our management team, board of directors and advisory board have equipped us not only to provide access to a broad spectrum of acquisition opportunities but also to improve upon the operational and financial performance of our target business. Our management team, board of directors and advisory board intend to contribute:

Regional Expertise — Members of our management team, board of directors and board of advisors have participated in acquisitions, operations and disposals of businesses in our target region and industry sectors. We believe that we have extensive experience in managing public companies with Asia-based operations. In addition, we believe that Asian rules and regulations and Asian business customs may be unique to the region and require specialized knowledge that we possess.

Established Deal Sourcing Network — We believe management, the board of directors and advisory board’s current positions, experience in the target industries and network of industry contacts will assist in providing flow for a potential initial business acquisition. These contacts and sources include executives employed with, and consultants engaged by, public and private businesses in our target industries, investment bankers, attorneys, and accountants, among others, with knowledge of these industries. Members of our management have significant experience in dealing in Asia and the family of Angela Ho, our chief executive officer and chairman of the board, has extensive business operations in Asia, particularly in the hotel, casino and transportation industries, and have been operating successfully for the past 46 years. We also believe that such persons have unique political affiliations in the region which we believe enhance our opportunities.

Innovation, Strategic Planning and Business Development Experience — In a highly competitive marketplace, management believes that businesses that consistently outperform their peers frequently attribute that success to their ability to serve their consumers in new and creative ways. At the executive level, the management team has participated in strategic planning and business development for the various companies with which the team has been involved.

Financial Acumen, Corporate Finance and Transactional Expertise — We believe, given our management, board of directors and advisory board’s transactional experience and network of contacts within both the target industries and financial community, our team has the ability to identify, source, negotiate, structure, and close strategic investments of various types, including business combinations, “add-on” acquisitions, and other strategic arrangements.

Government Regulations

In connection with consummating a business combination in the PRC or Vietnam, in structuring any such transaction we may be required to comply with the government regulations discussed below.

Regulation of Mergers and Acquisitions

The PRC State Administration of Foreign Exchange, or SAFE, and the central Ministry of Commerce, or MOFCOM, each located in Beijing, are the two principal agencies in the PRC regulating foreign investment activities, including acquisitions of PRC operating companies. In 2003 Tentative Provisions on Acquisition of Domestic Enterprises by Foreign Investors were enacted by MOFCOM, SAFE and other PRC agencies and became effective on April 12, 2003. The 2003 Acquisition Provisions were updated in 2006.

As with the 2003 Acquisition Provisions, the 2006 Acquisition Provisions require Chinese regulatory approvals for mergers with or acquisitions of the equity ownership or assets of Chinese domestic companies. Additionally, the 2006 Acquisition Provisions deprive companies incorporated or controlled overseas that are established by Chinese domestic companies, enterprises or PRC natural persons and are merging with or acquiring Chinese domestic affiliated companies of the tax preferential treatments granted to foreign investment enterprises, or FIEs, that are totally owned by non-PRC residents and make direct investments in the PRC or acquisitions of all of the equity of or controlling interests in, PRC operating companies. The 2006 Acquisition Provisions also create new layers of Chinese regulatory approvals affecting offshore “special purpose companies” set up by Chinese domestic companies, enterprises or natural persons, and the in-bound investment made by such “special purpose companies”. The 2006 Acquisition Provisions require that the parties to a merger or acquisition shall disclose to SAFE and MOFCOM the nature of the transaction, elaborate on whether the parties are affiliates; if there are two parties who belong to the same actual controlling party, the parties concerned must disclose the actual controlling party to the PRC approval authority and explain the purpose of the merger or acquisition and whether the price agreed conforms to fair market value.

    With regard to the tax treatments granted to FIEs established by Chinese domestic companies, enterprises or natural persons by way of merger with or acquisition of Chinese domestic affiliated companies in the name of their companies duly incorporated or controlled overseas, the 2006 Acquisition Provisions explicitly state that such FIEs are not eligible for the preferential treatments granted by the PRC government to FIEs, unless such overseas companies subscribe to the capital increase of the target Chinese domestic companies or contribute additional capital to the post-acquisition Chinese domestic company and the amount of the capital subscribed or contributed accounts for 25% or more of the post-acquisition registered capital of the Chinese company.

The 2006 Acquisition Provisions require that if the merger or acquisition of a Chinese domestic company by foreign investors and their obtaining controlling rights (i) involves certain defined key industries, including those described below, (ii) has any factor that impacts or may impact the economic security of China, or (iii) leads to a shift of controlling rights over a Chinese domestic company that possesses “famous brands” or “traditional Chinese trade names”, then the parties concerned must file an application in respect of such transaction with MOFCOM. The 2006 Acquisition Provisions emphasize that mergers with or acquisitions of Chinese domestic companies by foreign investors must not result in a loss on the sale of state-owned assets and if the merger or acquisition involves such matters as the transfer of state-owned property rights in companies or management of state-owned equity rights in listed companies the relevant provisions regarding the administration of State-owned assets must be complied with (see below).

The PRC has had restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries, designated as “key industries.” The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers, for example. In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security in the PRC and Vietnam, or having “famous brand names” or “well established brand names”. Subject to the review requirements of MOFCOM and other relevant agencies in the PRC for acquisitions of PRC assets and companies and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties.

    To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may not be subject to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in a PRC or Vietnamese operating company, injure a third party or affect the social public interest. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder. However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations, there can be no assurance that the relevant government agency would not apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made consequences may include levying fines, revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business. The agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC laws and regulations.

Vietnam has recently sought to replicate the China model of privatizing certain industries and permitting foreign investment. However, substantially all of the Vietnam based companies of the size that we would be interested in pursuing for our company are majority owned by the Vietnamese government. Accordingly, any transaction we seek to consummate that involves a Vietnam operating company would require specific approval of the Vietnam Ministry of Finance located in Hanoi. Government agency regulations in Vietnam are evolving and are largely unpublished. Accordingly, our search for an operating business in Vietnam will involve significant interface with governmental officials. There is no assurance that existing or newly adopted restrictions and regulations in Vietnam will permit our company to effect a business combination with an operating company in that country.

Regulation of Foreign Investments and Financings involving PRC Companies

In the past few years, a number of companies located in the PRC and owned by PRC residents have become publicly traded on United States securities exchanges and raised capital through reverse mergers with United States organized or financed shell companies or special purpose companies. In such transactions, the PRC residents who originally owned the China based operating company customarily receive or retain ownership of a majority of the capital stock of the United States publicly traded corporation.

SAFE and the central Ministry of Commerce, or MOFCOM, in Beijing play an important role in transactions that provide international financing for Chinese companies because they must approve any reorganization of a Chinese company into an offshore holding company or “special purpose company”, as well as any acquisition by Chinese residents of any equity interest in that holding company. The 2006 Acquisition Provisions defined a “special purpose company” as “a foreign company directly or indirectly controlled by Chinese domestic companies or natural persons for the purpose of listing in an overseas market the equity interests in a Chinese domestic company actually held by them.”

A Chinese domestic company that is to set up overseas as a “special purpose company” (as defined below) must obtain approval from MOFCOM and disclose to MOFCOM certain information including the business plan with regard to the listing of the special purpose company in the overseas market and the appraisal report issued by a consultant with regard to the stock offering price for any future listing of the special purpose company on an overseas market. The overseas listing of the special purpose company is subject to the approval of CSRC. Additionally, the financing of the special purpose company from its overseas listing must be repatriated to China according to the repatriation plan filed with SAFE. The profits, dividends and foreign exchange income obtained as a result of capital variation, which are received by the Chinese domestic companies or natural persons from their special purpose companies, must be repatriated to China within six months from the day on which they are received.

Pursuant to recent regulations issued by SAFE, PRC residents are required to register with and receive approvals from SAFE in connection with offshore investment activities. SAFE has stated that the purpose of these regulations is to ensure the proper balance of foreign exchange and the standardization of the cross-border flow of funds.

On January 24, 2005, SAFE issued a regulation stating that SAFE approval is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities in exchange for the equity interests or assets of the foreign entities. The regulation also states that, when registering with the foreign exchange authorities, a PRC company acquired by an offshore company must clarify whether the offshore company is controlled or owned by PRC residents and whether there is any share or asset link between or among the parties to the acquisition transaction.

On April 8, 2005, SAFE issued another regulation further explaining and expanding upon the January regulation. The April regulation clarified that, where a PRC company is acquired by an offshore company in which PRC residents directly or indirectly hold shares, such PRC residents must (i) register with the local SAFE regarding their respective ownership interests in the offshore company, even if the transaction occurred prior to the January regulation, and (ii) file amendments to such registration concerning any material events of the offshore company, such as changes in share capital and share transfers. The April regulation also expanded the statutory definition of the term “foreign acquisition”, making the regulations applicable to any transaction that results in PRC residents directly or indirectly holding shares in the offshore company that has an ownership interest in a PRC company. The April regulation also provides that failure to comply with the registration procedures set forth therein may result in the imposition of restrictions on the PRC company’s foreign exchange activities and its ability to distribute profits to its offshore parent company.

On October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, which became effective as of November 1, 2005. Notice 75 replaced the two rules issued by SAFE in January and April 2005 mentioned above.

According to Notice 75:

•
prior to establishing or assuming control of an offshore company for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

•
an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

•
an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change involving a change in the capital of the offshore company, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a division, (4) a long term equity or debt investment, or (5) the creation of any security interests over the relevant assets located in China.

Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

In June 2007, SAFE adopted Implementation Notice 106, which amended certain of the provisions of Notice 75. Implementation Notice 106 expanded the definition of special purpose company to include one organized in a stock exchange transaction for the purpose of conducting off-shore financing. Although the final interpretation of Implementation Notice 106 has yet to be provided by SAFE, many legal authorities whose clients do business in China have construed Implementation Notice 106 as imposing a two or three year waiting period on international financing of Chinese operations through the use of a special purpose company, a wholly-owned foreign enterprise, or “WOFE” or joint venture. In addition, approval of the Ministry of Commerce may be an additional condition to completion of such transaction.

As a Cayman Islands company, and therefore a foreign entity, if we purchase the assets or equity interest of a PRC company owned by PRC residents, such PRC residents will be subject to the registration procedures described in the regulations as currently drafted. Moreover, PRC residents who are beneficial holders of our shares are required to register with SAFE in connection with their investment in us.

Accordingly, to the extent that our company seeks to effect a business combination with a Chinese-based company owned by PRC residents in a transaction whereby the purchase price includes a sufficient number of our ordinary shares that provides the PRC residents with control of a majority of our ordinary shares, such transaction may be subject to a lengthy waiting period under SAFE Implementation Notice 106 or Ministry of Commerce approval; in which event we would be unable to consummate such business combination before we are required to liquidate. Although we believe that such conditions and approvals are targeted to external financings for PRC companies and would not apply to an all cash purchase of a PRC company or to a transaction in which PRC residents own less than a majority of our ordinary shares after the business combination, there is no assurance that PRC regulatory authorities will not adopt other rules or regulations that would adversely affect our ability to consummate any business combination in the PRC.

In addition, as a result of the lack of implementing rules, other uncertainties concerning how the existing SAFE regulations will be interpreted or implemented, and uncertainty as to when the new regulations will take effect, we cannot predict how they will affect our business operations following a business combination. For example, our ability to conduct foreign exchange activities following a business combination, such as remittance of dividends and foreign-currency-denominated borrowings, may be subject to compliance with the SAFE registration requirements by such PRC residents, over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. We will require all our shareholders, following a business combination, who are PRC residents to comply with any SAFE registration requirements, although we have no control over either our shareholders or the outcome of such registration procedures. Such uncertainties may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects following a business combination.

Regulation of wholly-owned foreign enterprises (WOFE)

Generally speaking, under the current Chinese legal regime regulating foreign direct investment in China, the following forms of FIEs are available to foreign investors:

•	Sino-foreign equity joint ventures (“EJV”);

•	Sino-foreign co-operative joint ventures (“CJV”); and

•	Wholly owned foreign enterprises (“WOFE”).

A WOFE is a company with limited liability and legal person status. There are only foreign investors and no Chinese partners. Unlike an EJV or CJV, articles of association are sufficient to establish a WOFE, and there is no need to draw up a joint venture contract even if there are two or more foreign investors in the WOFE. Like an EJV or CJV, the articles of association must be approved by the Chinese government.

Foreign investors may prefer WOFEs to EJVs/CJVs because in the case of a WOFE (1) there is a straightforward management structure which is not dependent on the interests of a local partner; (2) it is easy to terminate compared to an EJV or CJV; and (3) intellectual property is usually better protected. Without a local partner, the foreign investor lacks local support and proper access to resources (such as connections with governmental authorities) and access to the markets of China’s unique economy.

While it is an issue under Chinese law whether WOFEs are allowed in certain Chinese industries, foreign investors are allowed to incorporate WOFEs in certain industries.

Dividend distribution

The principal laws and regulations in China governing distribution of dividends by foreign-invested companies include:

•	The Sino-foreign Equity Joint Venture Law (1979), as amended;

•	The Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

•	The Sino-foreign Cooperative Enterprise Law (1988), as amended;

•	The Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

•	The Foreign Investment Enterprise Law (1986), as amended; and

•	The Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Government regulations relating to foreign exchange controls

The principal regulation governing foreign exchange in China is the Foreign Currency Administration Rules (IPPS), as amended. Under these rules, the Renminbi, China’s currency, is freely convertible for trade and service related foreign exchange transactions, but not for direct investment, loan or investment in securities outside of China unless the prior governmental approval is obtained. Foreign-Invested Enterprises, or FIEs, are required to apply to the State Administration of Foreign Exchange, or SAFE, for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. This prior approval may delay or impair our ability to operate following a business combination.

Government regulations relating to taxation

According to the PRC income Tax Law of Foreign Investment Enterprises and Foreign Enterprises and the Implementation Rules for the Income Tax Law, the standard Enterprise Income Tax, or EIT, rate of FIEs is 33%, reduced or exempted in some cases under any applicable laws or regulations. Income such as dividends and profits derived from the PRC by a foreign enterprise which has no establishment in the PRC is subject to a 20% withholding tax, unless reduced or exempted by any applicable laws or regulations. The profit derived by a foreign investor from a FIE is currently exempted from EIT. However, if this exemption were to be removed in the future, we might be required to deduct certain amounts from dividends we may pay to our shareholders following a business combination to pay corporate withholding taxes.

Regulation of Foreign Currency Exchange and Dividend Distribution Foreign Currency Exchange.

       Foreign currency exchange in China is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside China without the prior approval of SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange, foreign-invested enterprises in China may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of foreign-invested enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from SAFE.

Regulation on State-owned Property Rights

The acquisition of a PRC state-owned company is subject to stringent governmental regulation. The governing legislation is the Provisional Regulations on Using Foreign Investment to Reorganize State-owned Enterprises promulgated by SAIC and SAFE on November 8, 2002, effective from January 1, 2003 and the Provisional Measures on the Administration of the Transfer of State-Owned Property Rights in Enterprises promulgated by the SASAC and the MOF on December 31, 2003, effective from February 1, 2004.

As a matter of principle, the transfer of state-owned property rights in enterprises must take place through a government approved “state-owned asset exchange”, and the value of the transferred property rights must be evaluated by those Chinese appraisal firms qualified to do “state-owned assets evaluation”. The final price must not be less than 90% of the appraisal price. Additionally, bidding/auction procedures are essential in the event that there is more than one potential transferee.

In the case of an acquisition by foreign investors of state-owned enterprises, the acquirer and the seller must make a resettlement plan to properly resettle the employees, and the resettlement plan must be approved by the Employees’ Representative Congress. The seller must pay all unpaid wages and social welfare payments from the existing assets of the target company to the employees.

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our offering. We intend to utilize cash derived from the proceeds of our offering and the sale of the insider warrants, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our offering and the sale of the insider warrants are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors have invested in us without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

We have not identified a target business

To date, we have not selected any target business on which to concentrate our search for a business combination. However, we have commenced our acquisition efforts, including sourcing and identifying potential target acquisitions. Since we will only acquire a business or businesses that, upon completion of our initial business combination, will be our majority-owned subsidiaries and will be neither investment companies nor companies excluded from the definition of investment company by Sections 3(c)(1) or 3(c)(7) of the Investment Company Act of 1940, this may limit the scope of our investment opportunities.

Sources of target businesses

We anticipate target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and consultants and other members of the financial community, who may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to our offering, public relations and marketing efforts, articles that may be published in industry trade papers discussing our intent on making acquisitions, and/or direct contact by management which commenced following the completion of our offering. Our initial shareholders, officers and directors as well as their affiliates may also bring to our attention target business candidates. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers together with their direct inquiry of their contacts will generate a number of potential target businesses that will warrant further investigation. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on arm’s length basis and disclosed to our shareholders in the proxy materials we provide in connection with any proposed business combination. In no event, however, will we pay any of our existing officers, directors, advisors or shareholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. We will not enter into any business combination with any affiliates of our Sponsor, initial shareholders, advisors, officers or directors. In addition, none of our officers, directors, advisors, or initial shareholders or our Sponsor, or any of their respective affiliates, will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity in connection with any business combination other than any compensation or consulting fees which may be received for any services provided to the resulting business following such business combination, if requested by the target company and separately negotiated at arms-length between the parties. However, the payment of any such compensation or consulting fees for any services provided following the business combination will not be a criterion in the selection of an acquisition candidate. We do have a policy prohibiting the payment of such fees or reimbursements from the resulting business and as part of such policy, our officers, directors, initial shareholders and Sponsor have entered into a letter agreement which provides, among other things, that such persons or entities or their affiliates will not receive any finder’s fee, consulting fees or any similar fees or other compensation from the resulting business in connection with the business combination. Although we are not under any contractual obligation to engage any of the underwriters to provide any services for us after our offering, and have no present intent to do so, any of the underwriters may, among other things, introduce us to potential target businesses or assist us in raising additional capital, as needs may arise in the future. If any of the underwriters provide services to us after our offering, we may pay such underwriter fair and reasonable fees that would be determined at that time in arm’s length negotiations.

Regulation

Following a business combination, we may be subject to certain Chinese rules and regulations which require us to obtain and/or maintain various licenses and permits which must be periodically renewed and may be revoked or suspended. Occupancy licenses must be obtained prior to the opening of any hotel and may require renewal if there has been a major renovation. Liquor licenses are required for hotels to be able to serve alcoholic beverages and are generally renewable annually. In addition, if we acquire control of a hospitality industry business, we may also be subject to certain federal and state labor laws and regulations such as minimum wage requirements and regulations relating to working conditions. If the target business that we acquire provides any restaurant services, we would be subject to certain health laws and regulations. We may also be subject to environmental regulations with respect to any properties we may acquire.

   We may acquire control of a target business in an industry related to hospitality such as the gaming industry. The gaming industry is highly regulated, and we would need to maintain licenses and pay gaming taxes to conduct such operations. Casinos are subject to extensive regulation under the laws, rules and regulations of the jurisdiction where they are located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the amount in our trust account (less deferred underwriting compensation of $3,450,000) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We intend to acquire all or a controlling interest in the equity of such operating business or businesses. If our initial business combination involves a transaction in which we acquire less than a 100% interest in the target company, the value of that interest that we acquire will be equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions). In all instances, we would control the target company. The key factors that we will rely on in determining control would be our acquisition of at least 51% of the voting equity interests of the target company and/or control of the majority of any governing body of the target company through contractual arrangements or otherwise. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (examples of which may include actual and potential sales, earnings and cash flow and book value). If our board is not able to independently determine that the target business has a sufficient fair market value, or we enter into an agreement to acquire a business that is controlled by, or affiliated with, Dr. Ho, or in which he is an officer or director, we will obtain an opinion from an unaffiliated, independent FINRA registered investment banking firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% threshold, it is not anticipated that copies of such opinion would be distributed to our shareholders, although copies will be provided to shareholders upon request. If we do obtain the opinion of an investment banking firm, a summary of the opinion will be contained in the proxy statement that will be mailed to shareholders in connection with obtaining approval of the business combination, and the investment banking firm will consent to the inclusion of their report in our proxy statement. In addition, information about how shareholders will be able to obtain a copy of the opinion from us will be contained in the proxy statement. However, we do not anticipate that shareholders will be entitled to rely on any such opinion. If the independent investment banking firm takes the view that shareholders may not rely on the opinion, we will not consider such a view as a factor in deciding which investment banking firm to hire. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

In addition, if more than 20% but not more than one share less than 35% of the shares owned by our public shareholders vote against a proposed business combination and exercise their redemption rights, we will still be required to utilize 80% of the amount in our trust account for the business combination. In the event that such redemption leaves us with an insufficient amount of funds to consummate a proposed business combination then, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so (other than the 5,725,000 insider warrants for an aggregate of $5,725,000). This could limit our selection of a target business and/or the structure of the acquisition.

In evaluating a prospective target business, our management will consider, among other factors, the following:

•	growth potential;

•	financial condition and results of operation;

•	experience and skill of management;

•	capital requirements;

•	the value of the intellectual property owned by the business;

•	competitive position;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of protection of the products, processes or services;

•	adaptability of products or services to new forms of communication;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

In seeking a business combination, we intend to utilize cash derived from the proceeds of our offering and the sale of the insider warrants, as well as our capital stock or debt, or a combination of cash, capital stock and debt, and there is no limit on the issuance of capital stock or incurrence of debt we may undertake in effecting a business combination. In the event a business combination is consummated, all sums remaining in the trust account will be released to us immediately thereafter, and there will be no restriction on our use of such funds.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ shareholders. We cannot assure you, however, that the Internal Revenue Service, appropriate state tax authorities or Chinese or other Asian tax authorities, as applicable, will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our existing officers, directors, advisors, or shareholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors, special advisors or initial shareholders will receive any finder’s fee, consulting fees or any similar fees from any other person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of the amount in our trust account (less deferred underwriting compensation of $3,450,000) at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of the amount in our trust account (less deferred underwriting compensation of $3,450,000) at the time of acquisition. We have not had any preliminary discussions, or made any agreements or arrangements, with respect to financing arrangements with any third party. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine that the target business has a sufficient fair market value, or we enter into an agreement to acquire a business that is controlled by, or affiliated with, Dr. Ho, or in which he is an officer or director, we will obtain an opinion from an unaffiliated, independent FINRA registered investment banking firm which is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of the amount in our trust account (less deferred underwriting compensation of $3,450,000) threshold, it is not anticipated that copies of such opinion would be distributed to our shareholders, although copies will be provided to shareholders who request it. If we do obtain the opinion of an investment banking firm, a summary of the opinion will be contained in the proxy statement that will be mailed to shareholders in connection with obtaining approval of the business combination, and the investment banking firm will consent to the inclusion of their report in our proxy statement. In addition, information about how shareholders will be able to obtain a copy of the opinion from us will be contained in the proxy statement. However, we do not anticipate that shareholders will be entitled to rely on any such opinion. If the independent investment banking firm takes the view that shareholders may not rely on the opinion, we will not consider such a view as a factor in deciding which investment banking firm to hire. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business or target businesses which satisfy the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination, although this may entail the simultaneous acquisition of several compatible operating businesses or assets. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a limited number of entities, our lack of diversification may:

•	leave us solely dependent upon the performance of a single business; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products or services.

Additionally, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or closely related businesses is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’s management

We anticipate that all or some of our management and key personnel will not remain associated in any capacity with the combined company following a business combination and that some or all of the management of the target business at the time of the business combination will remain in place. Moreover, our current management will only be able to remain with the combined company, if at all, after the consummation of a business combination if they are able to negotiate terms with the combined company as part of any such combination. If we acquired control of a target business in an all-cash transaction, it would be more likely that current members of management would remain with us as a director, or in senior management or advisory positions if they chose to do so. If a business combination were structured as a merger whereby the shareholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment or consulting agreement or other arrangement. Although we intend to closely scrutinize such individuals, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to help manage a public company.

Opportunity for shareholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our shareholders for approval, even if the nature of the acquisition is such as would not ordinarily require shareholder approval under applicable Cayman Islands’ Law. In connection with seeking shareholder approval of a business combination, we will furnish our shareholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.

In connection with the vote required for any business combination, all of our initial shareholders, including all of our officers and directors, have agreed to vote their respective ordinary shares owned by them immediately prior to our offering in accordance with the majority of the ordinary shares voted by the public shareholders. Initial shareholders who purchase ordinary shares in connection with, in our offering or after our offering have agreed to vote such shares in favor of any proposed business combination. We will proceed with the business combination only if: (i) a majority of the ordinary shares cast at the meeting are voted in favor of the business combination, (ii) public shareholders owning up to one share less than 35% of the shares sold in our offering exercise their redemption rights, each in accordance with the instructions set forth in the proxy materials to be mailed to our shareholders (as further discussed below), and (iii) a majority of our outstanding ordinary shares are voted in favor of an amendment to our amended and restated memorandum and articles of association to permit our perpetual existence; provided, however, that as part of the negotiations toward a business combination, our board of directors may, in the exercise of its business judgment, agree to a redemption rights exercise percentage that is less than one share below 35%. This would be done in order to preserve cash in the trust account in order to facilitate a particular business combination, and may result in us having a redemption rate lower than 35% as part of the agreement to consummate such a business combination. Voting against the business combination alone will not result in redemption of a shareholder’s shares into a pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described below.

Redemption rights

In connection with a shareholder vote with respect to our initial business combination, an eligible shareholder may request redemption at any time after the mailing to our shareholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the shareholder votes against the business combination and the business combination is approved and completed. Additionally, we may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their ordinary share certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In connection with a shareholder vote with respect to our initial business combination, the proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time we send out our proxy statement through the vote on the business combination to tender his or its shares if such shareholder wishes to seek to exercise their redemption rights, a period that will not be less than 10 days. This time period is expected to vary depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he or it is a record holder or his or its shares are held in “street name,” in a matter of hours (because the transfer is made electronically once final instruction is given to Depository Trust Company) by simply contacting the transfer agent or his or its broker and requesting delivery of his or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipated. Additionally, if the ordinary shares cannot be transferred through the DWAC system, the process may take such number of days required to complete the proper paperwork, obtain the necessary authorizations and consents and to locate and deliver physical stock certificates, if any.

Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, a shareholder could simply vote against a proposed business combination and check a box on the proxy card indicating such shareholder was seeking to redeem. After the business combination was approved, we would contact such shareholder to arrange for him or it to deliver his or its certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he or it could monitor the price of the stock in the market. If the price rose above the redemption price, the shareholder could sell his or its shares in the open market before actually delivering his or its shares to the company for cancellation. Thus, the redemption right, to which shareholders were aware they needed to commit before the shareholder meeting, would become a right of redemption surviving past the consummation of the business combination and which we would be obligated to honor until the redeeming shareholder delivered the share certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the redeeming shareholder. This fee would be incurred regardless of whether or not we require shareholders seeking to exercise redemption rights to tender their shares prior to the meeting. The need to deliver shares is a requirement of redemption regardless of the timing of when such delivery must be effectuated. Accordingly, this would not result in any increased cost to shareholders when compared to the traditional process; however, in the event a shareholder elects redemption of their shares but the proposed business combination is not approved, a shareholder will have paid $35 to elect conversion but would not actually have their shares redeemed. Further, it is possible this tendering process will be cost-prohibitive for shareholders in the event their aggregate holdings of our ordinary shares do not exceed $35.

Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. Furthermore, if a shareholder delivered his or its certificate for redemption and subsequently decided prior to the meeting not to elect redemption, such shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to shareholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public shareholders who redeem their shares into their share of the trust account still have the right to exercise any warrants they still hold.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until 18 months after completion of our offering (or within 24 months after the completion of our offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after completion of our offering and the business combination related thereto has not been completed within such 18-month period). If the initial business combination is not approved or completed for any reason, then public shareholders voting against our initial business combination who exercised their redemption rights would not be entitled to redeem their ordinary shares into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public shareholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public shareholder without any further action on the part of such shareholder. Public shareholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

   The actual per-share redemption price will be equal to $10.00. Interest will be payable to public shareholders redeeming in connection with a business combination, pro rata, net of amounts previously released to us and taxes payable. An eligible shareholder may request redemption at any time after the mailing to our shareholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the shareholder votes against the business combination and the business combination is approved and completed. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to shareholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public shareholders who redeem their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public shareholders, owning more than 35% of the shares sold in our offering, exercise their redemption rights; provided, however, that as part of the negotiations toward a business combination, our board of directors may, in the exercise of their business judgment, agree to a redemption right exercise percentage that is less than one share below 35%. This one share less than 35% redemption requirement which we have established is different than that of a traditional blank check offering, which generally will proceed with an acquisition of a target business if both shareholders owning a majority of the outstanding shares vote in favor of the business combination and no more than 20% of the public shareholders exercise their redemption rights. We have increased the redemption percentage from 20% to one share less than 35% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing a business combination that may otherwise approved by a large majority of our public shareholders. Accordingly, the one share less than 35% redemption requirement which we have established is a lower threshold and will make it easier for us to proceed with a proposed business combination than what is customary in a traditional blank check offering. Even if one share less than 35% or less of the shareholders, as described above, exercise their redemption rights, we may be unable to consummate a business combination if such redemption leaves us with funds less than a fair market value equal to at least 80% of the amount in our trust account (excluding any funds held for the benefit of any of the underwriters) at the time of such acquisition, which amount is required for our initial business combination. In the event that such redemption leaves us with an insufficient amount of funds to consummate a proposed business combination then, we may be forced to either find additional financing to consummate such business combination, consummate a different business combination or dissolve, liquidate and wind up.

Investors who choose to remain as shareholders and do not exercise their redemption rights will have assumed the entire cost of the offering, including the underwriters’ discount (but not including the deferred compensation owed to the underwriters).

Automatic dissolution and liquidation if no business combination

If we do not complete a business combination within 18 months after the consummation of our offering, or within 24 months if the extension criteria described below have been satisfied, we will dissolve and promptly return and liquidate all funds from our trust account only to our public shareholders as part of our dissolution and liquidation in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest not previously released to us less the amount of taxes paid, if any, on interest earned.

Section 172 of our amended and restated memorandum and articles of association provides that we will continue in existence only until eighteen months from the consummation of our offering or until twenty-four months if a letter of intent, an agreement in principle, or a definitive agreement to complete a business combination has been entered into, except if holders of 95% or more of our outstanding ordinary shares approve an extension of such time period. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. At this time, we will become subject to a voluntary liquidation procedure under the Companies Law (2007 Revision) of the Cayman Islands (the “Companies Law”). Our liquidator would give at least 21 days’ notice to creditors of his intention to make a distribution by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the Cayman Islands Official Gazette, although in practice this notice requirement need not necessarily delay the distribution of assets if the liquidator is satisfied that no creditors would be adversely affected as a consequence of a distribution before this time period has expired. We anticipate the trust account should be liquidated shortly following expiration of the 21 day period. As soon as the affairs of the company are fully wound-up, the liquidator must lay his final report and accounts before a final general meeting which must be called by a public notice at least one month before it takes place. After the final meeting, the liquidator must make a return to the registrar confirming the date on which the meeting was held and three months after the date of such filing the company is dissolved.

    Pursuant to the terms of our amended and restated memorandum and articles of association, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution, and the funds held in our trust account will not be released until then. Our shareholders have voted by shareholder resolution, as permitted under the Companies Law (2007 Revision) of the Cayman Islands (the “Companies Law”), to amend Section 169 of our amended and restated memorandum and articles of association to provide that certain provisions of our articles may not be amended prior to our consummation of a business combination without the prior written consent of at least 95% of our outstanding ordinary shares, including our requirements (i) to seek shareholder approval of such a business combination (Section 170), (ii) to allow our shareholders to seek redemption of their shares if they do not approve of such a business combination (Section 171), (iii) that we will continue in existence only until eighteen months from the consummation of our offering or until twenty-four months if a letter of intent, an agreement in principle, or a definitive agreement to complete a business combination has been entered into, except if holders of 95% or more of our outstanding ordinary shares approve an extension of such time period (Section 172), (iv) to provide distributions from the trust account to public shareholders only in the event of redemptions or our liquidation (Section 173), and (v) election, classification and removal of our directors (Section 174). While these rights and protections have been established for the purchasers of units in our offering, it is nevertheless possible that the prohibition against amending or modifying these rights and protections at any time prior to the consummation of the business combination could be challenged as unenforceable under Cayman Islands law, although, pursuant to the underwriting agreement we are prohibited from amending or modifying these rights and protections at any time prior to the consummation of the business combination without the affirmative vote of at least 95% of our outstanding ordinary shares. We have not sought an unqualified opinion regarding the enforceability of the prohibition on amendment or modification of such provisions without the affirmative vote of at least 95% of our outstanding ordinary shares because we view these provisions as fundamental and contractual terms of our offering. We believe these provisions to be obligations of our company to its shareholders and that investors will make an investment in our company relying, at least in part, on the enforceability of the rights and obligations set forth in these provisions including, without limitation, the prohibition on any amendment or modification of such provisions without the affirmative vote of at least 95% of our outstanding ordinary shares. Although Section 169 makes it difficult for us to amend such provisions in our amended and restated memorandum and articles of association, they are intended to protect our shareholders by requiring a supermajority of our shareholders to vote in favor of such a change in order for it to become effective.

In effecting our dissolution and liquidation, we will liquidate our trust account to our public shareholders. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations. Our initial shareholders have waived their rights to participate in any liquidation of our trust account or other assets with respect to ordinary shares owned by them prior to our offering (including any insider warrants or shares they or their designees have acquired). In addition, the underwriters have agreed to waive their rights to the $3,450,000 of deferred underwriting compensation deposited in the trust account for their benefit. There will be no liquidation amounts in connection with a dissolution with respect to our warrants, which will expire worthless.

If we are unable to consummate a business combination and expend all of the net proceeds of our offering and the sale of the insider warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price to holders of the 11,500,000 shares entitled to participate in the liquidation of our trust account would be equal to the $10.00 per unit offering price plus interest net of taxes. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public shareholders.

Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver.

Ho Capital Management LLC, our Sponsor, Noble Investment Fund Limited and Allius Ltd. have agreed to indemnify us, jointly and severally, to make up for any shortfall in the trust account. Although enforcement of such indemnification obligations depends upon action by our board of directors, the exercise of their fiduciary duties as well as our amended and restated memorandum and articles of association obligate our disinterested directors to cause us to take action against our Sponsor, Noble Investment Fund Limited and Allius Ltd. for specific performance to enforce their indemnification obligations. However, we cannot provide any assurance that such claims would be successful. If such claims are not successful, the amount of funds in the trust account available for distribution to our public shareholders may be reduced and the per share liquidation distribution could be less than the initial $10.00 per share held in the trust account. Although each of Angela Ho and Noble Investment Fund Limited, the members of Ho Capital Management LLC (our Sponsor) and Dr. Gary T. Hirst and Noble Investment Fund Limited (the members of Allius Ltd.), have agreed that, prior to the consummation of a business combination, they will not withdraw as members of Ho Capital Management LLC and Allius Limited, a withdrawal by any member of our Sponsor, Allius Ltd. or Noble Investment Fund Limited will not affect the joint and several indemnification obligations of our Sponsor, Allius Ltd., or Noble Investment Fund Limited to our company. We have not independently verified whether our Sponsor, Noble Investment Fund Limited, or Allius Ltd. have sufficient funds to satisfy their respective indemnification obligations and, therefore, we cannot assure you that they would be able to satisfy these obligations. In addition, none of our officers or directors have agreed to be personally liable or make up for any shortfall in the trust account. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than $10.00, plus interest (net of taxes payable), due to claims of creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public shareholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to redeem their respective shares for cash upon a business combination which the shareholder voted against and which is completed by us. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account.

We expect that all costs associated with the implementation and completion of our dissolution and liquidation as well as funds for payments to creditors, if any, will be funded by the interest earned on the trust account released to us, although we cannot give you assurances that there will be sufficient funds for such purposes.

Pursuant to the terms of our amended and restated memorandum and articles of association, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, until then, the funds held in our trust account will not be released.

Competition for Target Businesses

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our offering and the sale of the insider warrants, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to redeem for cash ordinary shares held by our public shareholders in certain instances may reduce the resources available to us for a business combination;

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
the requirement to acquire assets or an operating business that has a fair market value equal to at least 80% of the amount in our trust account (less deferred underwriting compensation of $3,450,000) at the time of the acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Additionally, we face competition from other blank-check companies which have formed recently, a number of which may consummate a business combination in any industry they choose. We may therefore be subject to competition from these companies, which are seeking to consummate a business plan similar to ours and which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, it may be the case that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us.

Any of these factors may place us at a competitive disadvantage in negotiating and completing a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity and the substantial industry experience of our officers, directors, and board of advisors may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination. we will have the resources or ability to compete effectively.

Employees

As of March 27, 2008, we had five officers, four of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS.

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our securities. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our ordinary shares could decline due to any of these risks, and you may lose part or all of your investment.

Risks Associated With Our Business

We are a newly formed company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Therefore, our ability to begin operations is dependent upon obtaining financing through the public offering of our securities and consummating a business combination. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to complete a business combination with one or more unidentified operating businesses, through a capital stock exchange, asset acquisition, stock purchase, or other similar transaction, including obtaining a majority interest through contractual arrangements, that is either located in, selling its products or services in, or otherwise investing in Asia, with a specific focus on China. We will only acquire a business or businesses that, upon completion of our initial business combination, will be our majority-owned subsidiaries and will be neither investment companies nor companies excluded from the definition of investment company by Sections 3(c)(1) or 3(c)(7) of the Investment Company Act of 1940. We do not have any specific business combination under consideration or contemplation. We have commenced our acquisition efforts, including sourcing and identifying potential target acquisitions. We will not generate any revenues or income (other than interest income, net of taxes, if any, on the proceeds of our offering) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur, or that even if we are successful in consummating a business combination, that our company will operate profitably in the future.

If we are forced to dissolve and liquidate before a business combination our warrants will expire worthless.

If we are unable to complete a business combination and are forced to dissolve, liquidate and wind up, there will be no amount payable upon such liquidation with respect to our outstanding warrants and, accordingly, the warrants will expire worthless. For a more complete discussion of the effects on our shareholders if we are unable to complete a business combination, see the section entitled “Effecting a business combination — Dissolution and liquidation if no business combination.”

You will not be entitled to protections normally afforded to investors of blank check companies including the ability to receive all interest earned on the amount held in trust.

Since the net proceeds of our offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 upon the consummation of our offering and have filed a Current Report on Form 8-K with the SEC upon consummation of our offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited into the trust account. Because we are not subject to Rule 419, a significant amount of the interest earned on the funds deposited in the trust account will be released to us to fund our working capital and will not be available at all to those public shareholders redeeming in connection with a business combination and our units will be immediately tradable.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, including companies seeking to consummate a business combination with companies in China, it may be more difficult for us to do so.

Based upon publicly available information, as of January 15, 2008, approximately 145 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 43 companies have consummated a business combination, while 23 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination and seven companies have failed to consummate a business combination and have either returned or announced their intention to return proceeds to their stockholders. Accordingly, there are over 71 blank check companies with more than $11.0 billion in trust that are seeking to carry out a business plan similar to our business plan. Of these companies, 12 with more than $823 million in trust are seeking to consummate a business combination with a company in the PRC. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this report and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. Further, the fact that only 66 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours.

We will proceed with a business combination only if public shareholders owning one share less than 35% of the shares sold in our offering exercise their redemption rights, which is a lower threshold than that of a traditional blank check company and will make it easier for us to proceed with a proposed acquisition.

We will proceed with a business combination only if: (i) a majority of the ordinary shares cast at the meeting are voted in favor of the business combination, (ii) if public shareholders owning less than 35% of the total number of shares sold in our offering exercise their redemption rights in accordance with the instructions set forth in the proxy materials to be mailed to our shareholders, and (iii) a majority of our outstanding ordinary shares are voted in favor of an amendment to our amended and restated memorandum and articles of association to permit our perpetual existence (as further discussed under the heading “Effecting a business combination — Redemption Rights”). Accordingly, public shareholders owning up to one share less than 35% of the total number of shares sold in our offering may exercise their redemption rights and we could still consummate a proposed business combination. As a result, this may have the effect of making it more likely that we could consummate a proposed business combination even when a significant number of public shareholders have voted against such transaction. We have increased the redemption percentage from 20% to one share less than 35% of the total number of shares sold in our offering in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing a business combination that may otherwise be approved by a large majority of our public shareholders. While there are a few other business combination companies similar to ours which contain redemption provisions greater than 20%, the 20% threshold is customary and standard for offerings similar to ours.

Exercise of redemption rights must be effected pursuant to a specific process which may take time to complete and may result in the expenditure of funds by shareholders seeking redemption.

A shareholder requesting redemption of his, her or its ordinary shares for cash may do so at any time after the mailing to our shareholders of the proxy statement and prior to the vote taken with respect to a proposed business combination. A shareholder would have from the time we send out our proxy statement through the vote on the business combination to tender (either electronically or through the delivery of physical stock certificates) such shareholder’s ordinary shares if he, she or it wishes to seek to exercise his, her or its redemption rights. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the redeeming shareholder. There may be additional mailing and other nominal charges depending on the particular process used to tender the ordinary shares. Although we believe the time period, costs and other potential burdens associated with the tendering process are not onerous for an average investor, this process may result in additional burdens for shareholders, including mis-delivery or any other defect in the tendering process.

Additionally, if a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until twenty four months from the date of our prospectus. If the initial business combination is not approved or completed for any reason, public shareholders voting against our initial business combination who exercised their redemption rights would not be entitled to redeem their ordinary shares into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public shareholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public shareholder. In such case, they would then have to comply with the tendering process again for any vote against a subsequent business combination.

The terms on which we may effect a business combination can be expected to become less favorable as we approach our 18 and 24 month deadlines.

Pursuant to our amended and restated memorandum and articles of association, we must effect and initiate procedures for our dissolution and liquidation and the distribution of our assets, including the funds held in the trust account, if we do not effect a business combination within 18 months after completion of our offering (or within 24 months after the completion of our offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after completion of our offering and the business combination related thereto has not been completed within such 18-month period). We have agreed with the trustee to promptly adopt a plan for the liquidation and distribution of our assets, including the funds held in the trust account, upon expiration of the time periods set forth above.

Any entity with which we negotiate, or attempt to negotiate, a business combination, will, in all likelihood, be aware of these time limitations and can be expected to negotiate accordingly. In such event, we may not be able to reach an agreement with any proposed target prior to such period and any agreement that is reached may be on terms less favorable to us than if we did not have the time period restrictions set forth above. Additionally, as the 18 or 24 month time periods draw closer, we may not have the desired amount of leverage in the event any new information comes to light after entering into definitive agreements with any proposed target but prior to consummation of a business transaction.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders from the trust account as part of our dissolution and liquidation may be less than $10.00 per share.

    Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason.

Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public shareholders and the per-share liquidation price could be less than the $10.00 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account and net of any amounts released to us as working capital, or to fund costs associated with our automatic dissolution and liquidation if we do not consummate a business combination), due to claims of such creditors. Additionally, in the event we do not have sufficient funds available to us to consummate and complete our dissolution and liquidation, our Sponsor has agreed that either it or its affiliates will fund all costs associated with our dissolution and liquidation. Based on information we have obtained from such entities and individuals, we currently believe that such entities and individuals are capable of funding both a shortfall in our trust account and the costs associated with our dissolution and liquidation, even though we have not asked them to reserve for such an eventuality. However, we cannot assure you that our Sponsor or its affiliates will be able to satisfy those obligations. We believe the likelihood of our Sponsor, Noble Investment Fund Limited and Allius Ltd. having to indemnify the trust account is minimal because we will endeavor to have all vendors and prospective target businesses, as well as other entities, execute agreements with us waiving all right, title, interest or claim of any kind in or to monies held in the trust account.

Additionally, if we are forced to declare insolvency or a case for involuntary liquidation is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable Cayman Islands’ insolvency law, and may be included in our estate and subject to the claims of third parties with priority over claims of our public shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to public shareholders the amounts payable to them upon a liquidation of the trust account.

Although our disinterested directors will bring claims on our behalf to enforce the joint and several indemnification obligations of our Sponsor, Noble Investment Fund Limited and Allius Ltd., there is no assurance that such claims would be successful, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

Our Sponsor, Noble Investment Fund Limited and Allius Ltd. have agreed that they will be jointly and severally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only to the extent we have not obtained a valid and enforceable waiver from such parties. In the event that the proceeds in the trust account are reduced and our Sponsor, Noble and Allius assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our disinterested directors will cause us to take legal action against them for specific performance to enforce their indemnification obligations. Our disinterested directors will cause us to take action against our Sponsor, Noble and Allius because our board of directors has a fiduciary obligation to bring such claims and our amended and restated memorandum and articles of association require our disinterested directors to bring such claims, if required. However, we can provide no assurance that such claims would be successful. If such claims are not successful, the amount of funds in the trust account available for distribution to our public shareholders may be reduced and the per share liquidation distribution could be less than the initial $10.00 per share held in the trust account.

We will have only limited ability to evaluate the management of the target business.

It is anticipated that, upon consummation of a business combination, all of our officers and directors will resign as officers and directors of the combined company, and that the executive officers and directors of the target company will become the executive officers and directors of our company after the business combination. Accordingly, the future success or failure of our company will depend largely upon the efforts of the senior management and board of directors of an, as yet, unidentified company. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of such management will prove to be correct.

Although our current officers and directors intend to resign upon consummation of a business combination, under certain circumstances they may receive ongoing compensation following such business combination.

Our board of directors and officers will not receive either from our company or the target company any finder’s fee or related payment in connection with a business combination, or condition such business combination upon any or all of them receiving or retaining any position or obtaining any ongoing compensation following the business combination through any employment or consulting agreement or similar arrangement. However, if requested by the shareholders or directors of a prospective target company, one or more members of our board of directors may remain as a director of or consultant to our company and its subsidiaries following the business combination, and in connection therewith, will receive compensation to be negotiated with the board of directors or shareholders of the target company. If we acquire control of a target business in an all-cash transaction, it is more likely that one or more current members of management would remain with us as a director, or in senior management or advisory positions. If a business combination is structured as a merger or exchange of shares whereby the shareholders of the target company were to receive significant ordinary shares in our company in connection with such business combination, it would be less likely that any of our officers or directors will remain with the combined company. If any of our management or board members are retained post-business combination in any directorship or other consulting capacity, it may result in a conflict of interest. In addition, the financial interest of our officers and directors, including any compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Our officers and directors are or may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

None of our officers, directors or initial shareholders are currently affiliated with any entity whose primary business focus includes acquisitions in Asia. Each of our officers, directors and initial shareholders have agreed that, until we consummate a business combination or liquidate our trust account, they will not become associated or affiliated with any such competing entity. In addition, such persons have agreed that they will present to our board of directors any acquisition opportunity in Asia they obtain access to and which could reasonably be expected to be valued at 80% or more of the total amount placed in our trust account upon completion of our offering (excluding deferred underwriting fees), and provide us a right of first refusal to consummate such an acquisition. However, there can be no assurance that these agreements will be fully complied with in all instances. One or more of our officers, directors or initial shareholders could breach these agreements by failing to present to our board of directors one or more acquisition opportunities in Asia they obtain access to and which meets the 80% threshold. If we become aware of any such breach, our disinterested directors will cause us to bring a claim against such officer, director or initial shareholders for specific performance or damages incurred by us in connection with any such breach. However, no assurance can be given that we would be successful with respect to any such claims. For a more complete discussion of our management’s affiliations and the potential conflicts of interest that you should be aware of, see the sections below entitled “Management — Directors and Executive Officers” and “Management — Conflicts of Interest.” We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may have other conflicts of interest.

    The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination. All of our executive officers and directors own ordinary shares which will be released from escrow only if we consummate a business combination and with respect to which they are waiving their redemption and liquidation distribution rights if we liquidate. In addition, immediately prior to the date of our prospectus, our Sponsor, which is co-managed and jointly owned by Angela Ho, our chief executive officer and chairman of our board of directors, and Noble Investment Fund Limited, purchased for $1.00 each, warrants to purchase an aggregate of 5,725,000 of our ordinary shares, which insider warrants are identical to the warrants in the units being offered by our prospectus, except that (i) subject to limited exception, none of the insider warrants will be transferable or salable until after we complete a business combination; (ii) the warrants are not subject to redemption if held by the initial holders and their permitted assigns; and (iii) the warrants are exercisable on a cashless basis if held by the initial holder or its permitted assigns. Our Sponsor and Noble Investment Fund Limited each have a 50% beneficial ownership interest in the insider warrants. Although none of the insider warrants may be sold, assigned or transferred until we complete a business combination, permitted assigns include (i) the required transfer of 50% of the insider warrants to Noble Investment Fund Limited once we complete a business combination, as partial consideration for, and in reduction of, a $5,725,000 loan to be provided by Noble to enable Ho Capital Management LLC to purchase the insider warrants, or (ii) Angela Ho, a co-manager of Ho Capital Management LLC. If we are forced to liquidate, the insider warrants will become worthless.

Accordingly, the financial motivation of our Sponsor and our officers and directors to consummate a business combination may affect their judgment in evaluating the merits of one or more prospective targets or result in our overpaying for a specific acquisition candidate.

Although we initially intend to focus our efforts on acquiring an operating business in the leisure and hospitality or financial services industries that is located in, invests in, or provides products or services to consumers located in China, we will not be limited to a particular industry or area in Asia and may acquire control of a business operating in a particular industry and in a country in Asia that is beyond the expertise of our management.

There is no specific timeframe or monetary amount established by management which will cause us to abandon our initial focus of acquiring an operating business in the leisure and hospitality or financial services industries that invests in, is located in, or provides products or services to consumers located in China, in favor of other industries or other specified countries in Asia. Early in the process of searching for a suitable target business, management intends to concentrate its focus on acquiring an operating business in the leisure and hospitality or financial services industries that invest in, is located in, or provides products or services to consumers located in China. However, we will not rule out exploring a favorable business opportunity in a different industry sector or area early during such process if an opportunity arises which management determines is in the best interests of our company and shareholders. Absent uncovering such opportunity, we intend to concentrate on our primary business and geographic focus during the first year of our business search, and only expand the scope of our search if we have been unable during such year to locate an attractive business combination in the leisure and hospitality or financial services industries that invests in, is located in, or provides products or services to consumers located in China.

If a favorable business opportunity presents itself to management in an industry, other than the leisure and hospitality or financial services industries, or in any one or more of the designated countries in Asia, other than China, such industry or area may be outside of management’s expertise. As a result, our ability to assess the growth potential, financial condition, experience and skill of incumbent management, competitive position, regulatory environment and other criteria in evaluating a business opportunity outside our primary business focus or outside of China may be adversely affected by virtue of our limited expertise. For a more detailed discussion of management’s process for searching for and selecting a target business, see “Effecting a business combination — Selection of a target business and structuring of a business combination”.

If we determine to seek to acquire control of a target business which is not operating in the leisure and hospitality or financial services industries that is located in, invests in, or provides products or services to consumers located in China and outside of the expertise of our management, no assurance can be given that we will be able to successfully complete such an acquisition and could result in the liquidation of the trust account and dissolution of our company.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

    Section 172 of our amended and restated memorandum and articles of association provides that we will continue in existence only until eighteen months from the consummation of our offering or until twenty-four months if a letter of intent, an agreement in principle, or a definitive agreement to complete a business combination has been entered into, except if holders of 95% or more of our outstanding ordinary shares approve an extension of such time period. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. At this time, we will become subject to a voluntary liquidation procedure under the Companies Law (2007 Revision) of the Cayman Islands (the “Companies Law”). Our liquidator would give at least 21 days’ notice to creditors of his intention to make a distribution by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the Cayman Islands Official Gazette, although in practice this notice requirement need not necessarily delay the distribution of assets if the liquidator is satisfied that no creditors would be adversely affected as a consequence of a distribution before this time period has expired. We anticipate that the trust account should be liquidated shortly following expiration of the 21-day period. As soon as the affairs of our company are fully wound-up, the liquidator must lay his final report and accounts before a final general meeting which must be called by a public notice at least one month before it takes place. After the final meeting, the liquidator must make a return to the registrar confirming the date on which the meeting was held and three months after the date of such filing our company is dissolved.

Additionally, in any liquidation proceedings of our company under Cayman Islands’ law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the liquidation amounts payable to them. Furthermore, a liquidator of our company might seek to hold a shareholder liable to contribute to our estate to the extent of distributions received by them pursuant to the dissolution of the trust account beyond the date of dissolution of the trust account. Cayman Islands law does not limit the amount of time available to a liquidator to recover funds for the estate from shareholders that received distributions. Additionally, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims for having paid public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If we are unable to consummate a transaction within the necessary time periods, our purpose and powers will be limited to winding up and ultimately dissolving. Upon notice from us, the trustee of the trust account will distribute the amount in our trust account to our public shareholders as part of our automatic dissolution and liquidation. Concurrently, we propose that our liabilities and obligations will be paid from funds not held in trust, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, our Sponsor, Noble Investment Fund Limited and Allius Ltd. have agreed that they will be jointly and severally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We have not independently verified whether our Sponsor, Noble Investment Fund Limited or Allius Ltd. have sufficient funds to satisfy their respective indemnity obligations and, therefore, we cannot assure you that they would be able to satisfy these obligations.

We will dissolve and liquidate if we do not consummate a business combination.

    Pursuant to, among other documents, our amended and restated memorandum and articles of association, if we do not either complete a business combination, enter into a letter of intent, agreement in principle or a definitive agreement to acquire a target company within 18 months after the consummation of our offering, or within 24 months after the consummation of our offering if the extension criteria described above have been satisfied, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Upon dissolution, we will distribute to all of our public shareholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account (net of taxes payable and that portion of the interest earned previously released to us). Our initial shareholders, as well as our Sponsor who purchased insider warrants immediately prior to the date of our prospectus, have waived their rights to participate in any liquidation distribution with respect to their initial shares and the insider warrants will expire worthless upon our liquidation and dissolution. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation. Our Sponsor, Noble Investment Fund Limited and Allius Ltd. have agreed to indemnify us, jointly and severally, for these expenses to the extent there are insufficient funds available from the proceeds not held in the trust account and interest released to us. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public shareholders as part of our dissolution and liquidation. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds for such purpose. The amounts held in the trust account may be subject to claims by third parties, such as vendors, prospective target business or other entities, if we do not obtain waivers in advance from such third parties prior to such parties providing us with services or entering into arrangements with them.

These procedures may result in substantial delays in the liquidation of our trust account to our public shareholders as part of our automatic dissolution and liquidation.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 with respect to the ordinary shares issuable upon exercise of the warrants, we may elect to redeem the warrants issued as a part of our units, without the prior consent of any third party, at any time after the warrants become exercisable in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our ordinary shares equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price thereafter at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. The foregoing does not apply to the warrants included as part of the 5,725,000 insider warrants purchased immediately prior to the date of our prospectus, as such warrants are not subject to redemption while held by the initial holder or any permitted transferee of such initial holder.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants and sell the underlying shares.

Holders of our warrants will be able to exercise the warrant only if (i) a current registration statement under the Securities Act of 1933 relating to our ordinary shares underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities law of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the warrants following completion of our offering to the extent required by federal securities law, and we intend to comply with such undertaking, we cannot assure you that we will be able to do so. The warrants, including the warrants included in the representative’s unit purchase option, may expire unexercised or unredeemed if there is no effective registration statement (as required by federal securities laws). In addition, there are no circumstances under which we will be required to net-cash settle the warrants, including the warrants included in the representative’s unit purchase option, and a purchaser, including the representative upon exercise of the unit purchase option, may pay the full unit purchase price solely for the shares included in the units. Moreover, we have agreed to use our reasonable efforts to register the shares underlying the warrants under the blue sky laws of the states of residence of the exercising warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 50,000,000 ordinary shares, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Immediately after our offering and the sale of the insider warrants (including the exercise of the underwriters’ over-allotment option), there were 17,825,000 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the underwriters’ unit purchase option) and all of the 1,000,000 shares of preferred stock were available for issuance. If more than 20% but not more than one share less than 35% of the shares owned by our public shareholders vote against a proposed business combination and exercise their redemption rights, we will still be required to utilize 80% of the amount in our trust account for the business combination (excluding deferred underwriting fees). In the event that such redemption leaves us with an insufficient amount of funds to consummate a proposed business combination then, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Although we have no commitments as of the date of our offering to issue our securities, we may issue a substantial number of additional ordinary or preferred shares, or a combination of ordinary and preferred shares, to complete a business combination. The issuance of additional ordinary shares or any number of our preferred shares:

•	may significantly reduce the equity interest of investors in our offering;

•
will likely cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our ordinary shares.

    Additionally, the financial services industry is capital intensive, traditionally using substantial amounts of indebtedness to finance acquisitions and working capital needs. If we finance the purchase of assets or operations through the issuance of debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

For a more complete discussion of the possible structure of a business combination, see the section entitled “Effecting a business combination — Selection of a target business and structuring of a business combination.”

We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.

    We will pay approximately $50,000 (not including up to $2,000,000 of interest we may earn on funds in the trust account, which we are entitled to receive in order to cover our operating expenses and our costs associated with our dissolution and liquidation if we do not consummate a business combination) from the proceeds of our offering and the sale of the insider warrants to cover our operating expenses for the next 24 months and to cover the expenses incurred in connection with a business combination. This amount is based on management’s estimates of the costs needed to fund our operations for the next 24 months and consummate a business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the initial shareholders or from third parties. We may not be able to obtain additional financing and our initial shareholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate prior to consummating a business combination.

None of our officers or directors has ever been associated with a blank check company which could adversely affect our ability to consummate a business combination.

None of our officers or directors has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of our offering and the sale of the insider warrants. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and force us to dissolve and liquidate the trust account to our public shareholders in an automatic dissolution and liquidation.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. For a discussion of potential conflicts of interest that you should be aware of, see the section entitled “Management — Conflicts of Interest.” We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own ordinary shares, and our Sponsor, an affiliate of our chairman of the board of directors, own insider warrants, which will not participate in the liquidation of the trust account in the event of our automatic dissolution and liquidation; therefore such persons may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own stock in our company, and our Sponsor, an entity that is co-managed and jointly owned by Angela Ho, our chief executive officer and chairman of the board of directors, and Noble Investment Fund Limited, owns our insider warrants purchased for $5,725,000 immediately prior to the date of our prospectus. Angela Ho and Noble Investment Fund Limited each have a 50% beneficial ownership interest in the insider warrants held in the name of our Sponsor. Our officers and directors and our Sponsor have waived their right to the liquidation of the trust account in the event of our automatic dissolution and liquidation with respect to those shares upon the liquidation of the trust account to our public shareholders if we are unable to complete a business combination. The shares and warrants owned by these persons (including our officers and directors) will be worthless if we do not consummate a business combination. The personal and financial interests of these officers and directors and our Sponsor may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, these officers and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Our initial shareholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount available outside the trust account unless the business combination is consummated and therefore they may have a conflict of interest.

Our initial shareholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount available outside the trust account, unless the business combination is consummated. The amount of available proceeds is based on management estimates of the capital needed to fund our operations for the next 24 months and to consummate a business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion in pursuit of an acquisition that is not consummated. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the shareholders’ best interest.

If our ordinary shares become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of less than $5,000,000 and our ordinary shares have a market price per share of less than $5.00, transactions in our ordinary shares may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our ordinary shares become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business and a limited number of products or services. Additionally, we may face obstacles to completing simultaneous acquisitions.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of the amount in our trust account (excluding $3,450,000 of deferred compensation to be held for the benefit of the underwriters) at the time of such acquisition, which amount is required as a condition to the consummation of our initial business combination. In addition, if more than 20% but not more than one share less than 35% of the shares owned by our public shareholders vote against a proposed business combination and exercise their redemption rights, we will still be required to utilize 80% of the amount in our trust account for the business combination. In the event that such redemption leaves us with an insufficient amount of funds to consummate a proposed business combination then, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so (other than the 5,725,000 insider warrants for an aggregate of $5,725,000). We may not be able to acquire more than one target business because of this and various other factors, including the amount of funds available to consummate a business combination, possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we may not have sufficient management, financial and other resources to effectively investigate the business and affairs of multiple acquisition candidates simultaneously or to negotiate the terms of multiple acquisition agreements at the same time which could result in a failure to properly evaluate multiple acquisitions. Further, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of the amount in our trust account (excluding $3,450,000 of deferred compensation to be held for the benefit of the underwriters) threshold. Accordingly, while it is possible we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the proceeds of our offering and the sale of the insider warrants. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The ability of our shareholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

At the time we seek shareholder approval of any business combination, we will offer each public shareholder the right to have such shareholder’s ordinary shares redeemed for cash if the shareholder votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many shareholders may exercise such redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value.

    The initial target business that we acquire must have a fair market value equal to at least 80% of the amount in our trust account (excluding $3,450,000 of deferred compensation to be held for the benefit of the underwriters) at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of the amount in our trust account (excluding $3,450,000 of deferred compensation to be held for the benefit of the underwriters) at the time of such acquisition. We have not had any preliminary discussions, or made any agreements or arrangements, with respect to financing arrangements with any third party. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% threshold described above, it is not anticipated that copies of such opinion would be distributed to our shareholders, although copies will be provided to shareholders who request it. If we do obtain the opinion of an investment banking firm, a summary of the opinion will be contained in the proxy statement that will be mailed to shareholders in connection with obtaining approval of the business combination, and the investment banking firm will consent to the inclusion of their report in our proxy statement. In addition, information about how shareholders will be able to obtain a copy of the opinion from us will be contained in the proxy statement. However, we do not anticipate that shareholders will be entitled to rely on any such opinion. If the independent investment banking firm takes the view that shareholders may not rely on the opinion, we will not consider such a view as a factor in deciding which investment banking firm to hire. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our offering and the sale of the insider warrants will be sufficient to allow us to consummate a business combination, inasmuch as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our offering and the sale of the insider warrants prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting shareholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

Our initial shareholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring shareholder vote.

Upon consummation of our offering our initial shareholders (including all of our officers and directors) will collectively own 20% of our issued and outstanding ordinary shares. Our officers, directors and initial shareholders, have advised us that that they do not intend to purchase any units in our offering. However, our officers, directors and our initial shareholders, may make any purchases either in the open market, in private placements or other private transactions following the offering, although we are not aware that any of such persons or entities intend to do so. While we cannot be certain of all of the factors that would cause our existing officers, directors or shareholders to purchase our securities, we believe that some of the factors they would consider are: (i) the trading price of our securities, (ii) their aggregate investment in our securities, (iii) whether it appears that a substantial number of public shareholders are voting against a proposed business combination, and (iv) their interest in the target business once the target business has been identified. Any shares acquired by such individuals in our offering or in the aftermarket will be voted in favor of the business combination. Accordingly, any purchase of our shares by our officers and directors, including all of our initial shareholders, in our offering or in the aftermarket could influence the result of a vote submitted to our shareholders in connection with a business combination by making it more likely that a business combination would be approved.

    Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, initially only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination. In addition, our initial shareholders and their affiliates and relatives are not prohibited from purchasing units in our offering or in the open market. If they do, we cannot assure you that our initial shareholders will not have considerable influence upon the vote in connection with a business combination.

Since our initial shareholders will lose their entire investment in us if a business combination is not consummated and may be required to pay costs associated with our liquidation, our initial shareholders may purchase ordinary shares from shareholders who would otherwise choose to vote against a proposed business combination or exercise their redemption rights in connection with such business combination.

Our initial shareholders own ordinary shares that will be worthless if we do not consummate a business combination. In addition, immediately prior to the date of our prospectus, our Sponsor purchased warrants exercisable for our ordinary shares (for an aggregate of $5,725,000), which will also be worthless if we do not consummate a business combination.

Given the interest that our initial shareholders have in a business combination being consummated, it is possible that our initial shareholders will acquire securities from public shareholders (in the open market and/or in privately negotiated transactions) who have elected to redeem their ordinary shares in order to change their vote and insure that the business combination will be approved (which could result in a business combination being approved even if, after the announcement of the business combination, 35% or more of our public shareholders would have elected to exercise their redemption rights, or more than 50% of our public shareholders would have voted against the business combination, but for the purchases made by our initial shareholders). Any privately negotiated transaction with a shareholder would include a contractual acknowledgement that such shareholder, although still the record holder of our ordinary shares is no longer the beneficial owner thereof and therefore agrees to vote such ordinary shares as directed by our initial shareholders. In the event our initial shareholders purchase shares in privately negotiated transactions from public shareholders who have already cast votes against a proposed business combination and requested redemption of their shares, such selling shareholders would be required to revoke their prior votes against the proposed business combination and to revoke their prior elections to redeem their shares and to cast new votes in favor of the proposed business combination. The revocation of prior negative votes and substitution therefor of votes in favor of the proposed business combination would have the effect of reducing redemptions and increasing votes in favor of the proposed business combination, thereby making it more likely that a proposed business combination would be approved.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

Of the net proceeds of our offering and the $5,725,000 proceeds of the sale of the insider warrants, only $50,000 is estimated to be available to us initially outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to a portion of the interest earned on the trust account in excess of the amount necessary to allow for a $10.00 per share liquidation price to our public shareholders for such purpose, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to dissolve, liquidate and wind up.

The number of potential target businesses that we may seek to acquire may be limited by the fact that any selected target business will be required to provide audited financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles.

    In accordance with requirements of United States Federal securities laws, in order to seek shareholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business we deem to be attractive does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with U.S. GAAS, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses which we may acquire.

Our outstanding warrants may have an adverse effect on the market price of ordinary shares and make it more difficult to effect a business combination.

In connection with the sale of the 10,000,000 units, we offered and sold, immediately prior to the date of our prospectus to our Sponsor, for $1.00 each, warrants to purchase 5,725,000 ordinary shares. In addition, we have sold to the underwriters an option to purchase up to an aggregate of 475,000 units for $12.50 per unit (which includes an aggregate of 475,000 ordinary shares and 475,000 warrants to purchase ordinary shares). To the extent we issue ordinary shares to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the ordinary shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial shareholders (including our Sponsor who purchased the insider warrants) exercise their registration rights, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders, including our Sponsor purchased insider warrants immediately prior to the date of our prospectus, are entitled to require us to register the resale of their ordinary shares at any time after the date on which their shares are released from escrow. With respect to the ordinary shares underlying the 5,725,000 insider warrants sold to our Sponsor, our Sponsor is entitled to require us to register the resale of their ordinary shares upon our announcement of the entering into a definitive agreement to complete a business combination. If such initial shareholders exercise their registration rights with respect to all of their ordinary shares (including those 5,725,000 ordinary shares issuable upon exercise of the insider warrants), then there will be an additional 8,225,000 ordinary shares eligible for trading in the public market and we will bear the costs of registering such securities. The presence of this additional number of ordinary shares eligible for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our ordinary shares.

A market for our securities has only existed since January 16, 2008 and a market for our securities may not develop, which could adversely affect the liquidity and price of our securities.

    A market for our securities has only existed since January 16, 2008. Therefore, shareholders should be aware that they cannot benefit from information about prior market history as to their decisions to invest which means they are at further risk if they invest. In addition, the price of the securities, after the offering, can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports.

The American Stock Exchange may delist our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Although our securities are listed on the American Stock Exchange, we cannot assure you that we will be able to maintain that listing. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. If we are unable to meet those stricter initial listing requirements, our securities would not be listed on the American Stock Exchange and might not be listed on any securities exchange.

If we are unable to maintain the listing of our securities on the American Stock Exchange, we could face significant material adverse consequences including:

•	decreased trading liquidity and a limited availability of market quotations for our securities;

•
a determination that our ordinary shares are “penny stock,” with the consequences described in “If our ordinary shares become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be greatly reduced”;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

We may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended, because, following the offering and prior to the consummation of a business combination, we may be viewed as engaging in the business of investing in securities (in this case United States government securities as described below) having a value exceeding 40% of our total assets. If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted which, among other problems, may make it difficult for us to complete a business combination. Such restrictions include:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

    However, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. Our offering is not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in this trust account to our public shareholders as part of our automatic dissolution and liquidation. Notwithstanding our belief that we are not required to comply with the requirements of such act, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Currently, only one member of our board of directors is considered “independent” under the rules of the American Stock Exchange and, if we are unable to recruit additional independent directors within the timeframe specified in such rules, our securities may be delisted.

As of the date of this report, we believe that only one of our directors, Stuart Sundlun, is “independent” as that term is defined in the Amex Company Guide. Rule 809(b) of the Amex Company Guide provides a phase-in schedule for companies listing on the exchange in conjunction with an initial public offering. Based on the schedule set out in this rule, we only need one independent director to serve on our audit, nominating and compensation committees at the closing of our offering and at the time of listing on the exchange. However, we must (i) within 90 days after the closing of our offering, add at least one more independent director so as to have a majority on a three person audit and compensation committee; and (ii) within one year after the closing of our offering, add enough additional independent directors so that a majority of our board and 100% of the members of the audit and compensation committees are “independent”. We cannot assure you that we will be able to comply with the phase-in schedule set forth in Rule 809(b). If we are unable to comply with Rule 809(b), the American Stock Exchange may delist our securities.

Since we have not currently selected a prospective target business with which to complete a business combination, investors in our offering are unable to currently ascertain the merits or risks of the target business’ operations.

Since we have not yet identified a prospective target, investors in our offering have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company, an entity in its development stage and/or an entity subject to unknown or unmanageable liabilities, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our offering than a direct investment, if an opportunity were available, in a target business. For a more complete discussion of our selection of a target business, see the section entitled “Effecting a business combination — We have not identified a target business.”

Since we are not an operating company, the pricing of the units in our offering is relatively arbitrary.

Prior to our offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and Maxim Group LLC. Factors considered in determining the prices and terms of the units, including the ordinary shares and warrants underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of the offering; and

•	other factors as were deemed relevant.

However, although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities for an operating company in a particular industry since the underwriters are unable to compare our financial results and prospects with those of public companies operating in the same industry.

The inability of the sellers of companies we may acquire to fulfill their indemnification obligations to us under our acquisition agreements could increase our liabilities and adversely affect our results of operations and financial position.

We intend to negotiate as a term of our acquisition agreements that the respective sellers will agree to retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities. However, there may be instances in which we determine to ultimately enter into an acquisition agreement without such seller indemnification obligations, such as in purchases of assets out of bankruptcy or purchases of certain hospitality-related assets. The lack of seller indemnification obligations or the failure of any seller to satisfy its obligations with respect to claims and retained liabilities covered by the acquisition agreements could have an adverse effect on our results of operations and financial position because claimants may successfully assert that we are liable for those claims and/or retained liabilities. In addition, we expect that certain obligations of the sellers to indemnify us will terminate upon expiration of the applicable indemnification period and will not cover damages in excess of the applicable coverage limit. The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit or the failure of any seller to satisfy its indemnification obligations with respect to breaches of its representations and warranties, could have an adverse effect on our results of operations and financial position.

Risks of Doing Business in China and Vietnam

If we acquire control of a target business through contractual arrangements with one or more operating businesses in China or Vietnam, such contracts may not be as effective in providing operational control as direct ownership of such businesses and may be difficult to enforce.

    We will only acquire a business or businesses that, upon the completion of our initial business combination, will be our majority-owned subsidiaries and will be neither investment companies nor companies excluded from the definition of investment company by Sections 3(c)(1) or 3(c)(7) of the Investment Company Act of 1940. However, the governments of the PRC and Vietnam have restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers, for example. In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security in the PRC and Vietnam, or having “famous brand names” or “well established brand names”. Subject to the review requirements of the Ministry of Commerce in the PRC and other relevant agencies in the PRC and Vietnam for acquisitions of assets and companies in the PRC and Vietnam and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese or Vietnamese parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may not be subject to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in a PRC or Vietnamese operating company, injure a third party or affect the social public interest. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese or Vietnamese parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder. However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations, there can be no assurance that the relevant government agency would not apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made consequences may include levying fines, revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business. The agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC or Vietnamese laws and regulations. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese or Vietnamese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese or Vietnamese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China or Vietnam. Accordingly, these contracts would be interpreted in accordance with Chinese or Vietnamese law and any disputes would be resolved in accordance with Chinese or Vietnamese legal procedures. Uncertainties in the Chinese or Vietnamese legal systems could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control or receive the full economic benefits of full direct ownership over the target business.

Contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct PRC or Vietnamese operations through affiliates in China or Vietnam may be subject to a high level of scrutiny by the PRC tax authorities.

Under PRC and Vietnamese law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC or Vietnamese tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC or Vietnamese law, the PRC or Vietnamese tax authorities have the authority to disallow any tax savings, adjust the profits and losses of such possible future PRC or Vietnamese entities and assess late payment interest and penalties. A finding by the PRC or Vietnamese tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of your investment. In addition, in the event that in connection with an acquisition of an offshore entity that conducted its PRC or Vietnamese operations through affiliates in China or Vietnam, the sellers of such entities failed to pay any taxes required under PRC or Vietnamese law, the PRC or Vietnamese tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.

If the PRC or Vietnamese government finds that the agreements in which we acquire control through contractual arrangements by establishing the structure for operating our China or Vietnamese businesses do not comply with PRC or Vietnamese governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

PRC and/or Vietnamese regulations currently prohibit or restrict foreign ownership in certain “important industries,” including telecommunications, advertising, food production and heavy equipment. There are uncertainties under PRC and/or Vietnamese regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. For example, the PRC may apply restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those in the PRC having “famous Chinese brand names” or “well established Chinese brand names.”

    If we or any of our potential future subsidiaries or affiliated entities are found to be in violation of any existing or future PRC or Vietnamese laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited) the relevant PRC or Vietnamese regulatory authorities might have the discretion to:

•	revoke the business and operating licenses of possible future PRC or Vietnamese subsidiaries or affiliates;

•	confiscate relevant income and impose fines and other penalties;

•	discontinue or restrict possible future PRC or Vietnamese subsidiaries’ or affiliates’ operations;

•	require us or possible future PRC or Vietnamese subsidiaries or affiliates to restructure the relevant ownership structure or operations;

•	restrict or prohibit our use of the proceeds of our offering to finance our businesses and operations in China or Vietnam; or

•	impose conditions or requirements with which we or possible future PRC or Vietnamese subsidiaries or affiliates may not be able to comply.

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct our business.

In addition, the relevant PRC or Vietnamese regulatory authorities may impose further penalties. Any of these consequences could have a material and adverse effect on our operations.

In many cases, existing regulations with regard to investments from foreign investors and domestic private capital lack detailed explanations and operational procedures, and are subject to interpretation, which may change over time. We thus cannot be certain how the regulations will be applied to our business, either currently or in the future. Moreover, new regulations may be adopted or the interpretation of existing regulations may change, any of which could result in similar penalties, resulting in a material and adverse effect on our ability to conduct our business.

Potential future PRC or Vietnamese targets or strategic partners may have previously engaged or may engage in activities without appropriate licenses or approvals or outside the authorized scope of their business licenses or permitted activities. This could subject those companies to fines and other penalties, which could have a material adverse effect on our business.

Potential future targets or strategic partners may have previously engaged or may currently engage in activities without appropriate licenses or approvals or outside the authorized scope of their business licenses or permitted activities. If we or our strategic partners do not receive any necessary licenses or approvals, broaden the authorized business scope or narrow the scope of the activities as appropriate, we or the relevant strategic partner may have to cease operations or contract our operations to third parties who hold the appropriate licenses. In addition, counterparties to contracts we make when engaging in activities that require licenses may legally default on those contracts if we or the relevant strategic partner do not possess the appropriate licenses. The occurrence of any of these events would have an adverse effect on our business and results of operations.

    PRC or Vietnamese authorities may refuse to grant any licenses we may seek. For companies that exceeded the scope of their business licenses or permitted activities or operated without a license or needed approval in the past but are now compliant, as well as for any companies that may currently operate without the appropriate license or approval or outside the scope of their business license or permitted activities, the relevant PRC or Vietnamese authorities have the authority to impose fines or other penalties, sometimes as much as five to ten times the amount of the illegal revenues and may require the disgorgement of profits or revocation of the business license. Due to the inconsistent nature of regulatory enforcements in the PRC or Vietnam, those of our possible future PRC or Vietnamese strategic partners that exceeded the scope of their business licenses or permitted activities or operated without the appropriate licenses or approvals in the past or do so in the future may be subject to the above fines or penalties, including the disgorgement of profits or revocation of the business license of one or more of these companies. These fines or penalties may have a material adverse effect on our business.

As a result of merger and acquisition regulations which became effective on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction, negotiate a transaction that is acceptable to our stockholders, or sufficiently protect shareholder’s interests in a transaction.

On August 8, 2006, six PRC regulatory agencies, namely, the Ministry of Commerce (MOFCOM), the State Assets Supervision and Administration Commission (SASAC), the State Administration for Taxation, the State Administration for Industry and Commerce (SAIC), the China Securities Regulatory Committee (CSRC), and the PRC State Administration of Foreign Exchange (SAFE), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective on September 8, 2006 (M&A Rules). These comprehensive rules govern the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC.

Although prior to September 8, 2006 there was a complex series of regulations administered by a combination of provincial and centralized agencies in place for acquisition approval of Chinese enterprises by foreign investors, the M&A Rules have largely centralized and expanded the approval process to MOFCOM, SAIC, SAFE or its branch offices, SASAC, and the CSRC. The M&A Rules established, among other things, additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance when a foreign investor acquires equity or assets of a PRC domestic enterprise. Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and require approvals from one or more of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, introducing aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies as well as an evaluation of compliance with legal requirements. The application process for approval now includes submissions of an appraisal report, an evaluation report and the acquisition agreement, depending on the structure of the transaction. An employee settlement plan for the target company shall also be included in the application.

The M&A Rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. Because the Chinese authorities have been concerned with offshore transactions which converted domestic companies into foreign investment enterprises (FIEs) in order to take advantage of certain benefits, including reduced taxation, in China, the M&A Rules require new foreign sourced capital of not less than 25% of the domestic company’s post-acquisition capital in order to obtain FIE treatment. Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment. In the agreement reached by the foreign acquirer, target, creditors and other parties, there must be no harm to third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our stockholders interests in an acquisition of a Chinese business or assets.

It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for the Chinese parties and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

If the PRC or Vietnam do not continue their policy of economic reforms, it could, among other things, result in an increase in tariffs and trade restrictions on products we ultimately produce or sell following a business combination.

The PRC and Vietnamese governments have been reforming their economic systems. The economies of the PRC and Vietnam have historically been nationalistic, “planned economies,” meaning they have functioned and produced according to governmental plans and pre-set targets or quotas. However, in recent years, the PRC and Vietnamese governments have implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership in business enterprises. Although we believe that the changes adopted by the PRC and Vietnamese governments have had a positive effect on the economic development of each country, additional changes are still needed to be made. For example, a substantial portion of productive assets in the PRC and Vietnam are still owned by the government. Additionally, the government continues to play a significant role in regulating industrial development. We cannot predict the timing or extent of any future economic reforms that may be proposed.

A recent positive economic change has been the PRC’s entry into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations. It is believed that the PRC’s entry will ultimately result in a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States. However, the PRC has not fully complied with all of its WTO obligations to date, including fully opening its markets to American goods and easing the current trade imbalance between the two countries. If actions are not taken to rectify these problems, trade relations may be strained and this may have a negative impact on China’s economy.

If relations between the United States and the PRC or Vietnam deteriorate, it could cause potential target businesses or their goods or services to become less attractive.

The relationship between the United States and the PRC or Vietnam is subject to sudden fluctuation and periodic tension. For instance, the United States recently announced its intention to impose new short-term quotas on Chinese clothing imports, which may be extended for several years. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the PRC in industries that may affect our ultimate target business. Relations may also be compromised if the U.S. becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Changes in political conditions in the PRC or Vietnam and changes in the state of relations with the U.S. are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in our offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the PRC or Vietnam and the United States.

If the PRC or Vietnam impose restrictions to reduce inflation, future economic growth in the PRC or Vietnam could be severely curtailed, which could lead to a significant decrease in our profitability following a business combination.

While the economies of the PRC and Vietnam have experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of each country. Rapid economic growth can lead to growth in the supply of money and rising inflation. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC and Vietnam have imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be effected more severely by such a slowing of economic growth.

Any devaluation of currencies used in the PRC or Vietnam could negatively impact our target business’ results of operations and could cause the cost of a target business as measured in dollars to increase.

Because our objective is to acquire control a target business having its primary operating facilities located in Asia, including the PRC or Vietnam, and because substantially all revenues and income would be received in a foreign currency such as Renminbi or Dong, the main currency used in the PRC and Vietnam, respectively, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi or Dong. The value of the Renminbi and Dong fluctuates and is affected by, among other things, changes in the PRC’s and Vietnam’s political and economic conditions. In the PRC, for example, the conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate has remained stable over the past several years. However, any devaluation may materially and adversely affect a target business. Recently, the United States and other nations have been pressing China to increase the value of the Renminbi against the dollar and other currencies. If the Renminbi or Dong appreciates in value against the dollar prior to the consummation of a business combination, the cost of a target business as measured in dollars will increase.

Because Chinese or Vietnamese law will govern almost all of any target business material agreements, we may not be able to enforce our rights within the PRC or Vietnam, or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese or Vietnamese law will govern almost all of our target business’ material agreements, many of which may be with Chinese or Vietnamese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC or Vietnam. The system of laws and the enforcement of existing laws in the PRC or Vietnam may not be as certain in implementation and interpretation as in the United States. The Chinese and Vietnamese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. In addition, to the extent that our target business’ material agreements are with Chinese or Vietnamese governmental agencies, we may not be able to enforce or obtain a remedy from such agencies due to sovereign immunity, in which the government is deemed to be immune from civil lawsuit or criminal prosecution. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Additionally, some of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets will be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.

Many industries in China and Vietnam, including the leisure and hospitality and financial services industries, are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates or our ability to grow and sustain such business which may require us to seek additional financing.

The Chinese and Vietnamese governments have imposed regulations in various industries, including the leisure and hospitality and financial services industries, that would limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in such industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business which we will ultimately operate will be adversely affected. In such event, we may be required to seek additional financing which may not be available on terms acceptable to us or at all.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (SAFE) regulates the conversion of the Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules and regulations, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

If certain exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct Chinese corporate withholding taxes from dividends we may pay to our shareholders following a business combination.

Under the PRC’s current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to shareholders outside of the PRC. However, if the foregoing exemption is removed in the future following a business combination, we may be required to deduct certain amounts from dividends we may pay to our shareholders to pay corporate withholding taxes. The current rate imposed on corporate withholding taxes is 20%, or 10% for individuals and entities for those countries that entered into the Protocol of Avoidance of double taxation within the PRC. Changes in tax laws or the interpretation of tax laws by the government of the PRC could significantly impact our return to our investors.

If the United States imposes trade sanctions on the PRC due to its current currency policies, our target business’ ability to succeed in the international markets may be diminished.

The PRC currently “pegs” its currency to the United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. This policy is currently under review by policy makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets, although the PRC has not indicated any intention to change its current policies. As a result, Congress is considering the enactment of a bill that would require the United States treasury secretary to report to Congress whether the PRC is manipulating its currency to gain a trade advantage. If Congress deems this to be the case, tariffs would be imposed on Chinese imports in addition to those already in force. If an additional tariff is imposed, it is possible that China-based companies will no longer maintain significant price advantages over foreign companies, including the United States, on their goods and services. If the PRC is pressured to change its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our target companies are likely to be adversely affected since the current competitive advantages that exist as a result of existing currency policies will cease.

Doing business in China or Vietnam involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions.

We may acquire control of one or more businesses located in the Peoples Republic of China or Vietnam. The governments of the Peoples Republic of China and Vietnam have been reforming their respective economic systems. These reforms have resulted in significant economic growth and social progress. These policies and measures may from time to time be modified or revised. Adverse changes in economic policies of the Chinese or Vietnamese governments or in the laws and regulations, if any, could have a material adverse effect on the overall economic growth of China or Vietnam and could adversely affect our business operations.

Fluctuations in the exchange rate between the Chinese or Vietnamese currency and the United States dollar could adversely affect our operating results.

The functional currency of our operations in China and Vietnam would be “Renminbi” and “Dong”, respectively. However, results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could cause our profits, and therefore our stock prices, to decline.

For example, in order for our China subsidiaries to pay dividends to us, a conversion of Renminbi into U.S. dollars is required which, if we were not allowed by the Chinese government, would cause an interruption in our operating cash flow. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon our ability to meet our cash needs, and to pay dividends to our shareholders. Although, our subsidiaries’ classification as wholly owned foreign enterprises (“WOFEs”) under Chinese law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to us would in turn prevent payments of dividends to our shareholders.

The Chinese currency, “Renminbi”, is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future.

If we effect a business combination in Hong Kong or on the Chinese mainland, we will likely rely on the Chinese government’s foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. If we receive substantially all of our revenues in Renminbi, this currency is not freely convertible into other foreign currencies. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. This type of heavy regulation by the Chinese government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations which could result in a loss of profits.

Risks of Doing Business in Japan, South Korea, Australia and New Zealand

Any devaluation of currencies used in Japan, South Korea, Australia or New Zealand could negatively impact our target business’ results of operations and could cause the cost of a target business as measured in dollars to increase.

Because our objective is to acquire control of a target business having its primary operating facilities located in Asia, including Japan, South Korea, Australia and New Zealand, and because substantially all revenues and income would be received in a foreign currency such as Yen, Won, or the Australian or New Zealand dollar, the main currency used in Japan, South Korea, Australia and New Zealand, respectively, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Yen, Won, or the Australian or New Zealand dollar. The value of the Yen, Won, or the Australian or New Zealand dollar fluctuates and is affected by, among other things, changes in Japan’s, South Korea’s, Australia’s or New Zealand’s political and economic conditions. Any devaluation of such currencies may materially and adversely affect a target business. If the Yen, Won, or the Australian or New Zealand dollar appreciates in value against the dollar prior to the consummation of a business combination, the cost of a target business as measured in dollars will increase.

Because Japanese, South Korean, Australian or New Zealand law will govern almost all of any target business’ material agreements, we may not be able to enforce our rights within Japan, South Korea, Australia or New Zealand, or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Japanese, South Korean, Australian or New Zealand law will govern almost all of our target business’ material agreements, many of which may be with Japanese, South Korean, Australian or New Zealand governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of Japan, South Korea, Australia or New Zealand. The system of laws and the enforcement of existing laws in Japan, South Korea, Australia or New Zealand may not be as certain in implementation and interpretation as in the United States. To the extent that our target business’ material agreements are with Japanese, South Korean, Australian or New Zealand governmental agencies, we may not be able to enforce or obtain a remedy from such agencies due to sovereign immunity, in which the government is deemed to be immune from civil lawsuit or criminal prosecution. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Fluctuations in the exchange rate between the Japanese, South Korean, Australian or New Zealand currency and the United States dollar could adversely affect our operating results.

The functional currency of our operations in Japan, South Korea, Australia and New Zealand would be “Yen”, “Won”, and the Australian and New Zealand dollar, respectively. However, results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could cause our profits, and therefore our stock prices, to decline.

Risks Related to the Leisure, Hospitality, Real Estate and Related Industries

Acts of terrorism and war could have an adverse effect on our target industries, which in turn could adversely affect our business.

    The transportation, leisure and hospitality industries are sensitive to safety and security concerns, and thus declines after occurrences of and fears of future incidents of terrorism and hostilities that affect the safety, security and confidence of travelers and users of hotels and related amenities and services. For example, the start of the war in Iraq in March 2003 and the terrorist attacks of September 11, 2001, which included attacks on the World Trade Center and the Pentagon using hijacked commercial aircraft, resulted in the cancellation of significant number of flights and travel bookings and a decrease in new travel bookings. Our future revenues and results of operations may be reduced or otherwise negatively affected by similar and/or other acts of terrorism or war. The effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military and governmental responses to acts of terrorism and a perceived inconvenience in traveling by air and increased costs and reduced operations by airlines due, in part, to new safety and security directives adopted by the Federal Aviation Administration or other governmental agencies all of which, among other possibilities, could affect the hospitality industry. In addition, we cannot assure you that we will be able to insure against the risk associated with acts of terrorism.

We will be subject to all the operating risks common to the hospitality industry.

Operating risks common to the hospitality industry include:

•	changes in general economic conditions and the prospects for improved performance in other parts of the world;

•	consumers’ fears of exposures to contagious diseases or the occurrence of natural disasters;

•	consumer reluctance to spend on luxury items;

•	decreases in the demand for transient rooms and related lodging services, including a reduction in business and vacation travel as a result of general economic conditions;

•	cyclical over-building in the hotel and vacation ownership industries;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in operating costs including, but not limited to, energy, labor costs and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences; and

•	disputes with owners of properties and franchisees which may result in litigation.

The hospitality industry is highly competitive, both for acquisitions of new hotels and other properties, for related amenity and service companies and for consumers.

We will be competing for hotel and related property or business acquisition opportunities with others who have substantially greater financial resources than we do. These competitors may be prepared to accept a higher level of financial risk than we can prudently manage. This competition may have the effect of reducing the number of suitable opportunities offered to us and increasing our acquisition costs by enhancing the bargaining power of property owners seeking to sell or to enter into management agreements. Competitive factors in the hospitality industry include convenience of location, the quality of the property, room rates, the range and quality of food services and amenities offered and name recognition. Demographic, geographic or other changes in one or more markets of our target business could impact the convenience or desirability of its hotels, amenities or services and so could adversely affect their operations. Also, new or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in the markets in which our target business’ hotels compete.

If we acquire control of a target business in the gaming industry and are unable to comply with governmental regulations affecting the gaming industry, it could negatively affect our operations.

We may acquire control of a target business in an industry related to hospitality such as the gaming industry. The gaming industry is highly regulated, and we would need to maintain licenses and pay gaming taxes to conduct such operations. Casinos are subject to extensive regulation under the laws, rules and regulations of the jurisdiction where they are located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

In addition to gaming regulations, our businesses may be subject to various laws and regulations in the jurisdictions in which they operate. These laws and regulations may include, but are not limited to, restrictions and conditions concerning environmental matters and taxation. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations or material difference in interpretations by courts or governmental authorities could adversely affect our operating results.

We may be subject to risks relating to real estate investments.

We could be subject to the risks that generally relate to investments in real property because we may enter into a business combination with a target business that owns and leases hotels, resorts and other properties. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, if our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

Our operations could be negatively affected if we are unable to manage the timing, budgeting and other risks associated with hotel, resort or golf course development or conversion of properties.

Our target business may develop hotel, resort or golf course properties or convert properties to different uses, as suitable opportunities arise, taking into consideration the general economic climate. New project development and conversion of properties have a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	environmental issues with respect to development or conversion of properties such as golf courses;

•	development costs incurred for projects that are not pursued to completion;

•	so-called acts of God such as earthquakes, hurricanes, tsunamis, floods or fires that could adversely impact a project;

•	defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation; and

•	governmental restrictions on the nature or size of a project or timing of completion.

    We cannot assure you that any development project will be completed on time or within budget.

Our financial condition could be negatively affected if we fail to maintain satisfactory labor relations.

There will be costs associated with operations which are staffed by organized labor. Because of the higher labor costs and the increased risk of strikes and other work-related stoppages that may be associated with union or other organized operations in the hospitality sector, non-unionized competitors may have a competitive advantage in areas where they compete with unionized operations. To the extent we acquire control of non-union operations which subsequently become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Work stoppages or strikes could adversely affect our operations or increase our costs.

We will be subject to the risks associated with trends in consumer and business travel.

If we affect a business combination in the hospitality industry, we will likely rely in large part on trends in U.S. and international business and consumer travel. Travel is highly sensitive to business and personal discretionary spending levels and tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce travel could reduce our revenues or otherwise negatively affect our results of operations. These may include:

•	price escalation in the airline industry or other travel-related industries due to increased fuel costs or other factors;

•	occurrence of travel-related accidents and concerns about passenger convenience and safety;

•	advances in business technology and communication, such as videoconferencing and online teleconferencing;

•	health-related fears; and

•	bad weather.

Risks Related to the Financial Services Industry

We may be subject to significant regulatory requirements in connection with our efforts to consummate a business combination with a financial services firm, which may result in our failure to consummate our initial business combination within the required time frame and may force us to liquidate.

Acquisitions of financial services companies are often subject to significant regulatory requirements and consents, and we will not be able to consummate a business combination with certain types of financial services companies without complying with applicable laws and regulations and obtaining required governmental or client consents. For example, if we were to attempt to acquire control of an investment management firm, we would have to obtain consents of the firm’s investment management clients or enter into new contracts with them, and there is no assurance that we would be able to obtain such consents or enter into new contracts. Further, if any such firm were located or had clients in a jurisdiction in which such industry is heavily regulated, we would bear the expense of compliance with such regulation. Similarly, if we were to attempt to acquire equity interests in certain banks, we would be required to obtain the approvals of the banking authority in the jurisdictions in which such banks were located or operated. If our acquisition target were an insurance company, similar restrictions may apply. In any of these circumstances, such regulatory authority could prevent us from completing our acquisition. The acquisition of a business in other sectors of the financial services industry may require similar approvals or consents.

We may not receive any such required approvals or we may not receive them in a timely manner, including as a result of factors or matters beyond our control. Satisfying any requirements of regulatory agencies may delay the date of our completion of our initial business combination beyond the required time frame (18 months after the consummation of our offering or 24 months after the consummation of our offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our offering and the initial business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate our initial business combination within the required time frame we will be forced to liquidate.

The financial services industry faces substantial regulatory and litigation risks and conflicts of interest, and, after the consummation of a business combination with a company in the financial services industry, we may face legal liability and reduced revenues and profitability if our services are not regarded as compliant or for other reasons.

    The financial services industry in many countries is subject to extensive regulation. Many regulators, including government agencies and self-regulatory organizations, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censure, fine, the issuance of cease-and-desist orders, prohibitions against engaging in some lines of business or the suspension or expulsion of a broker-dealer or investment adviser. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect consumers and other third parties who deal with financial services firms and are not designed to protect our shareholders.

Governmental and self-regulatory organizations, such as securities exchanges and markets, impose and enforce regulations on financial services companies. Self-regulatory organizations often adopt rules that govern aspects of the financial services industry and conduct periodic examinations of the operations of broker-dealers and investment advisers. Broker-dealers may subject to rules and regulations that cover all aspects of the securities business including: sales methods and trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit; and the conduct of officers and employees. Similarly, governmental and self-regulatory organizations in other countries having jurisdiction over the operation of any entity which we acquire will likely impose similar rules and regulations. The types of regulations to which investment advisers are subject are also extensive and include: recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees.

Various regulatory agencies also have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration or licensing or suspension or expulsion from the regulatory body or exchange, which ultimately could prevent any broker-dealers that we acquire control of from performing as a broker-dealer. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of broker-dealers, which could harm our business if we were to consummate a business combination with a securities brokerage firm.

The regulatory environment in which we may operate may also be subject to modifications and further regulations. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services firms has been increasing. After our initial business combination, our engagement agreements or arrangements may include provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We may also be subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. The risk of significant legal liability is often difficult to assess or quantify and its existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant harm to our reputation, which could seriously harm our business.

Financial services firms are subject to numerous conflicts of interest or perceived conflicts of interest. We will need to adopt various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

After the consummation of our initial business combination, if such combination is with a company in the financial services industry, we will face strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than we may be able to offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

    If our initial business combination is with a company in the financial services industry, we will compete with other firms — both domestic and foreign — on a number of factors, including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We may fail to attract new business and we may lose clients if, among other reasons, we are not able to compete effectively. We will also face significant competition as result of a recent trend toward consolidation in this industry. In the past several years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products such as loans, deposit-taking and insurance, brokerage, investment management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure on other businesses. We believe, in light of increasing industry consolidation and the regulatory overhaul of the financial services industry, that competition will continue to increase from providers of financial services products.

The financial services industry has inherent risks, which may affect our net income and revenues.

The financial services business is, by its nature, subject to numerous and substantial risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, our net income and revenues are likely to be subject to wide fluctuations, reflecting the effect of many factors, including: general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. These and other factors could affect the stability and liquidity of securities and future markets, and the ability of issuers, other securities firms and counterparties to perform their obligations.

A reduced volume of securities and future transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts, particularly in volatile or illiquid markets, or in markets influenced by sustained periods of low or negative economic growth, including the risk of losses resulting from the ownership of securities, trading and the failure of counterparties to meet commitments. In particular, if we consummate a business combination with an investment management firm, our business could be expected to generate lower revenue in a market or general economic downturn. Under a typical arrangement for an investment management business, the investment advisory fees we could receive would be based on the market value of the assets under management. Accordingly, a decline in the prices of securities would be expected to cause our revenue and income to decline by:

•	causing the value of the assets under management to decrease, which would result in lower investment advisory fees;

•	causing negative absolute performance returns for some accounts which have performance-based incentive fees, resulting in a reduction of revenue from such fees; or

•
causing some of our clients to withdraw funds from our investment management business in favor of investments they perceive as offering greater opportunity and lower risk, which also would result in lower investment advisory fees.

Many financial services firms face credit risks which, if not properly managed, could cause revenues and net income to decrease.

Many types of financial services firms, including banks and broker-dealers, lend funds to their consumers. Among the risks all lenders face is the risk that some of their borrowers will not repay their loans. The ability of borrowers to repay their obligations may be adversely affected by factors beyond our control, including local and general economic and market conditions. A substantial portion of the loans may be secured by liens on real estate or securities. These same factors may adversely affect the value of real estate and securities as collateral. If we enter into a business combination with a firm that makes loans, we would maintain an allowance for loan losses to reflect the level of losses determined by management to be inherent in the loan portfolio. However, the level of the allowance and the amount of the provisions would only be estimates based on management’s judgment, and actual losses incurred could materially exceed the amount of the allowance or require substantial additional provisions to the allowance, either of which would likely have a material adverse effect on our revenues and net income.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

    None.

ITEM 2. PROPERTIES.

Our registered office in the Cayman Islands is c/o M & C Corporate Services Limited, P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. Pending consummation of a business combination or dissolution, we intend to lease other administrative office space in Florida or New York City. The cost for such space is included in the $7,500 per-month of our expenses for general and administrative services which will be paid to, and such services will be provided by, an unaffiliated third party. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Our units, ordinary shares and warrants are traded on the American Stock Exchange under the symbols “CIO.U”, “CIO”, and “CIO.WS”, respectively. Our units were approved for listing on the American Stock Exchange on January 16, 2008. Commencing on February 13, 2008, the ordinary shares and warrants included in our units began trading separately. From the commencement of trading on January 16, 2008 through March 25, 2008, the high and low prices per share of our units was $10.04 and $9.50, respectively. From the commencement of trading on February 13, 2008 through March 25, 2008, the high and low prices per share of our ordinary shares was $9.15 and $9.00, respectively. From the commencement of trading on February 13, 2008 through March 25, 2008, the high and low prices per share of our warrants was $0.85 and $0.50, respectively.

    As of March 25, 2008, there were 9 holders of record of our ordinary shares and we had 14,000,000 shares issued and outstanding. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

Dividends

    We have never declared or paid cash dividends on our ordinary shares. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our ordinary shares in the foreseeable future.

Recent Issuances of Unregistered Stock

    On January 16, 2008, we completed a private placement of 5,725,000 warrants to our sponsor in connection with our offering, Ho Capital Management LLC, an entity co-managed and jointly owned by Angela Ho, our chief executive officer and chairman, and Noble Investment Fund Limited, generating gross proceeds of $5,725,000.

    All of the proceeds received from the insider warrants (an aggregate of $5,725,000) were placed in the trust account. Ho Capital Management LLC and Noble Investment Fund Limited will each have a 50% beneficial ownership interest in the insider warrants. So long as the insider warrants are owned by Ho Capital Management LLC, Noble Investment Fund Limited or Angela Ho, the insider warrants may be exercised on a cashless basis and will not be subject to redemption. The insider warrants may not be sold, assigned or transferred by Ho Capital Management LLC (nor may the members interest in Ho Capital Management LLC be sold, assigned or transferred) until we have consummated a business combination. Immediately prior to the date of our prospectus, Noble Investment Fund Limited provided Ho Capital Management LLC with a $5,725,000 loan, the proceeds of which were used to purchase the insider warrants, and the insider warrants were pledged to Noble to secure repayment of such loan. The record and beneficial ownership of 2,862,500 warrants, or 50% of such insider warrants, will be transferred by Ho Capital Management LLC to Noble Investment Fund Limited upon our completion of a business combination; and such transfer shall represent repayment of 50% of the $5,725,000 loan. The remaining $2,862,500 of such loan, plus accrued interest at the rate of 4.5% per annum, is payable by Ms. Ho only from the proceeds of periodic sales of the insider warrants and underlying shares. The $5,725,000 loan from Noble Investment Fund Limited to Ho Capital Management LLC was made based upon a pre-existing business arrangement between Noble and Angela Ho whereby Ms. Ho agreed to organize the Sponsor and management of our company, Noble agreed to provide the financing for the purchase of the insider warrants, and the parties agreed to share equally in such insider warrants. The holders of the insider warrants will not have any right to any liquidation distributions with respect to the shares underlying the warrants in the event we fail to consummate a business combination and the insider warrants will expire worthless. The insider warrants transfer restrictions expire on the earlier of (i) a business combination or (ii) our liquidation.

    The above offering and sale was deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offering and sale was made to a limited number of persons, all accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The data as of December 31, 2007 and for the period March 22, 2007 (inception) to December 31, 2007 are derived from our audited financial statements which are included elsewhere in this annual report. The data as of and for the period from March 22, 2007 (inception) to January 23, 2008 are derived from our audited financial statements contained in our Current Report on Form 8-K which we filed on January 25, 2008. This selected financial data should be read in conjunction with such financial statements and the related reports of our auditors Rothstein Kass & Company, P.C. The historical results are not necessarily indicative of results to be expected for future periods.

Balance Sheet Data:	December 31, 2007 Actual	January 23, 2008 Actual (1)
Working capital (deficiency)	$(571,000)	$(134,000)
Investment in Trust Account	—	100,000,000
Total assets	1,035,000	100,322,000
Deferred underwriters’ fee	—	3,000,000
Total liabilities	1,013,000	3,447,000
Value of ordinary shares which may be converted to cash ($10.00 per share)	—	35,000,000 (2)
Shareholders’ equity	$22,000	$61,875,000

Statement of Operations Data:
Formation and operating costs	6,000	27,000
Net loss	(3,000)	(15,000)
Net loss per ordinary share, basic and diluted	$0.00	$0.01

(1) Does not include the proceeds of the January 30, 2008 exercise of the underwriters’ overallotment option in full for 1,500,000 units at $10.00 per unit yielding gross proceeds of $15,000,000 before underwriting fees and discounts of $600,000 which was paid and $450,000 which is deferred as to payment until we consummate a business combination.

(2) Includes up to one share less than 35% of the total shares sold in the offering after giving effect to shareholder redemptions at $10.00 per share. At the time we seek shareholder approval of any business combination, we will offer each public shareholder (other than initial shareholders prior to this offering) the right to have such shareholder’s ordinary shares redeemed for cash if the shareholder votes against the business combination and the business combination is approved and completed, each in accordance with the instructions set forth in the proxy materials to be mailed to our shareholders. However, we will not consummate a business combination if public shareholders owning 35% or more of the publicly owned shares vote against such business combination and exercise their redemption rights.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” included elsewhere in this Report. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this Report.

Overview

Asia Special Situation Acquisition Corp. is a newly organized Business Combination CompanyTM or BCCTM. A BCC is a blank check company formed for the purpose of completing a business combination with one or more unidentified operating businesses, through a capital stock exchange, asset acquisition, stock purchase, or other similar transaction, including obtaining a majority interest through contractual arrangements. We will only acquire a business or businesses that, upon completion of our initial business combination, will be our majority-owned subsidiaries and will be neither investment companies nor companies excluded from the definition of investment company by Sections 3(c)(1) or 3(c)(7) of the Investment Company Act of 1940.

We intend to utilize cash derived from the proceeds of our offering and the sale of the insider warrants, our capital stock, debt or a combination of cash, capital stock and debt, in effecting such acquisition. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt could have material consequences for our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

•	may significantly reduce the equity interest of our shareholders;

•
will likely cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our offering. Following our offering, we will not generate any operating revenues until after a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after our offering.

The net proceeds from the sale of the units in our offering and the insider warrants were approximately $99,865,000 at January 23, 2008 (approximately $114,115,000 on January 30, 2008 upon exercise of the over-allotment option in full), after deducting offering expenses of approximately $5,860,000 (approximately $6,610,000 on January 30, 2008 upon exercise of the underwriters over-allotment option in full, not including the underwriters' deferred fees). At January 23, 2008, an aggregate of $100,000,000, and approximately $114,250,000 upon the January 30, 2008 exercise of the underwriters’ over-allotment option in full, is being held in trust for our benefit and is available to consummate a business combination (after payment of the underwriters’ deferred fees).

We will use substantially all of the net proceeds of our offering and the sale of the insider warrants, as well as interest on the funds in the trust account released to us including those funds held in trust, to acquire control of a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. The proceeds held in the trust account (exclusive of any funds held for the benefit of the underwriters or used to pay public shareholders who have exercised their redemption rights in accordance with the instructions set forth in the proxy materials to be mailed to our shareholders as further discussed under the heading “Effecting a business combination — Redemption Rights”) may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination or, if there are insufficient funds not held in trust, to pay other expenses relating to such transaction such as reimbursement to insiders for out-of-pocket expenses, third party due diligence expenses or potential finders fees, in each case only upon the consummation of a business combination.

Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time. Such working capital funds to finance operations of the target business could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses. To the extent our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be released to us and will be used to finance the operations of the target business.

We believe that, the funds in the trust account, including up to $2,000,000 of the interest earned on funds in the trust account which will be released to us, plus the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we are budgeting approximately $2,000,000 of expenses for legal, accounting and other expenses, including finders fees, consulting fees and contract deposits, that are expected to be incurred in connection with the due diligence investigation, structuring and negotiating of a business combination and seeking shareholder approval of such business combination; approximately $450,000 for administrative services, reimbursement of officer and director expenses, insurance, costs associated with dissolution and liquidation if we do not consummate a business combination, and rent and office support services payable at the rate of $7,500 per month; approximately $200,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $400,000 for general working capital that will be used for miscellaneous expenses. Up to approximately $2,000,000 of the interest earned on the trust account will be released to us to fund the above anticipated expenses.

We do not believe we will need to raise additional funds following our offering and the sale of the insider warrants and the line of credit established with a bank on February 28, 2008, in order to meet the expenditures required for operating our business prior to a business combination. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fundraising simultaneously with the consummation of a business combination.

In seeking a business combination, we intend to utilize cash derived from the proceeds of our offering and the sale of the insider warrants, as well as our capital stock or debt, or a combination of cash, capital stock and debt, and there is no limit on the issuance of capital stock or incurrence of debt we may undertake in effecting a business combination. In the event a business combination is consummated, all sums remaining in the trust account will be released to us immediately thereafter, and there will be no restriction on our use of such funds.

    Our Sponsor agreed to make available to us a line of credit of up to $500,000, which was used to pay a portion of the expenses of our offering, such as SEC registration fees, FINRA registration fees, and certain legal and accounting fees and expenses. These loans were paid on January 23, 2008.

We have granted a purchase option to the underwriters issued upon the effective date of our offering. We have accounted for this purchase option as a cost of raising capital and will include the instrument as equity in our financial statements. Accordingly, there will be no net impact on our financial position or results of operations, except for the recording of the $100 proceeds from the sale. We have estimated, based upon a Black-Scholes model, that the fair value of the purchase option on the date of sale is approximately $0.78 per unit (a total value of $368,525), using an expected life of five years, volatility of 9.45% and a risk-free rate of 4.17%. The volatility calculation is based on the average volatility of 16 business combination companies that have completed their public offerings in amounts ranging from $75,000,000 to $150,000,000, but have not yet announced an acquisition, during the period from January 1, 2002 to September 26, 2007. These 16 companies represent all business combination companies that have completed their public offerings in amounts ranging from $75,000,000 to $150,000,000, but have not yet announced an acquisition, during such period. Because we do not have a trading history, we needed to estimate the potential volatility of the unit price, which will depend on a number of factors which cannot be ascertained at this time. We used these companies because management believes that the volatility of these companies is a reasonable benchmark to use in estimating the expected volatility for our units. Although an expected life of five years was used in the calculation, if we do not consummate a business combination within the prescribed time period and our company is liquidated, the option will become worthless.

We do not believe that the sale of the warrants in the private placement completed immediately before the date of our prospectus will result in a compensation expense because they are being sold at or above fair market value.

Results of Operations

    Except for the consummation of our initial public offering and our private placement, we have neither engaged in any operations nor generated any revenues to date. For the period from March 22, 2007 (inception) to December 31, 2007, our only activities have been organizational activities and those necessary to prepare for our offering. Thereafter our activities include certain activities related to pursuing a target business. We will not generate any operating income until the completion of a business combination, should it occur. We have begun to generate non-operating income in the form of interest income on the investments held in our trust account subsequent to the closing of our public offering of units on January 23, 2008.

    For the period from March 22, 2007 (inception) to December 31, 2007, we had a net loss of approximately ($3,000) comprised of approximately $6,000 of formation and operating costs net of interest income of approximately $3,000.

Liquidity and Capital Resources

    At December 31, 2007, we had cash of approximately $194,000 and negative working capital of approximately $571,000 largely due to a line of credit from our sponsor and principal shareholder of $500,000 which was repaid on January 23, 2008.

    On January 16, 2008, we completed a private placement of 5,725,000 warrants to our sponsor in connection with our offering, Ho Capital Management LLC, an entity co-managed and jointly owned by Angela Ho, our chief executive officer and chairman, and Noble Investment Fund Limited, generating gross proceeds of $5,725,000.

    On January 23, 2008, our initial public offering of 10,000,000 units was consummated. Each unit issued in our offering consists of one ordinary share and one warrant, each warrant to purchase one ordinary share at an exercise price of $7.50 per ordinary share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000.

    On January 30, 2008, the underwriters for our initial public offering exercised their over-allotment option in full, to the extent of 1,500,000 units. Each unit consists of one ordinary share and one warrant, each warrant to purchase one ordinary share at an exercise price of $7.50 per ordinary share. The offering, including the exercise of the over-allotment option, generated total gross proceeds of $115,000,000 to us (excluding proceeds of $5,725,000 from the sale of private placement warrants to our sponsor in connection with the offering, Ho Capital Management LLC, an entity co-managed and jointly owned by Angela Ho, our chief executive officer and chairman, and Noble Investment Fund Limited).

    On February 28, 2008, we consummated a Loan and Security Agreement (the “Agreement”) with Wachovia Bank, National Association pursuant to which we issued a $500,000 principal amount promissory note to Wachovia for future advances to us by Wachovia under a line of credit to be used for working capital and general corporate purposes.

    The note pays interest at the prime rate, which is equal to the rate per annum in effect as announced from time to time by Wachovia as its prime rate (the “Interest Rate”). Upon the occurrence of a default by us under the Agreement or the note, the Note pays interest at a rate equal to the Interest Rate plus 2%. Payments of accrued interest must be made by us commencing on June 1, 2008, and continuing on the first day of each calendar month thereafter until fully paid. In any event, all principal and accrued and unpaid interest is due on the earlier of (i) any termination or liquidation of the property or assets maintained in trust (the “Trust”) by Continental Stock Transfer and Trust Company, as trustee, pursuant to that certain Investment Management Trust Agreement dated as of January 16, 2008 (the “Trust Agreement”), in connection with our initial public offering of $115 million completed in January 2008; or (ii) September 1, 2008. Moreover, we may elect to prepay, without penalty, all or a portion of the principal amount and accrued and unpaid interest then outstanding under the note in a minimum aggregate amount of $10,000, and in multiples equal to $5,000 in excess of $10,000.

    Under the Agreement, our obligations under the note are secured by a first priority security interest granted by us to Wachovia in (i) distributions or proceeds from the Trust pursuant to the Trust Agreement, including, without limitation, all rights, title and interest of our company in interest and dividend income distributable to us pursuant to Section 2(b) of the Trust Agreement in an amount equal to $2,000,000, and (ii) all deposit accounts into which any of the foregoing distributions or proceeds are disbursed or held (collectively, the “Collateral”). Notwithstanding the foregoing, the Collateral does not include any of the assets and property held in the Trust, and Wachovia has agreed not to assert any claim against Trust assets or property.

    We believe that the funds available to us outside of the trust account, together with the balance of the interest income (net of taxes) on the trust account releasable to us to fund our working capital requirements, will be sufficient to allow us to operate for more than twelve months, assuming that a business combination is not consummated during that time. However, if the funds available to us are not sufficient to fund our working capital needs throughout this period, we will seek to secure additional capital to pay for, or defer payment of, all or a significant portion of any expenses we incur.

Off-Balance Sheet Arrangements

    We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Basis of Presentation

Our financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.

Development Stage Company

We comply with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Net Loss Per Ordinary Share

We comply with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Net loss per ordinary share, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares and would then share in our earnings except where the result would be anti-dilutive. At December 31, 2007, we had no contracts to issue ordinary shares.

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts represented in our balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. We have not experienced losses on these accounts and management believes we are not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

    We follow the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Under the laws of the Cayman Islands, we are not subject to income taxes. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Foreign Currency Translation

The United States dollar is our reporting and functional currency.

In accordance with SFAS 52, “Foreign Currency Translation”, foreign currency balance sheets will be translated using the end of period exchange rates, and statements of operations will be translated at the average exchange rates for each period. The resulting translation adjustments to the balance sheet will be recorded in accumulated other comprehensive income (loss) within stockholders’ equity.

Foreign currency transaction gains and losses will be included in the statement of operations as they occur.

Recently Issued Accounting Pronouncements

    In December 2007, the FASB issued SFAS No 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.

    Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Asia Special Situation Acquisition Corp.
(a corporation in the development stage)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	55

Financial Statements:

Balance Sheet as of December 31, 2007	56

Statement of Operations for the period March 22, 2007 (inception) to December 31, 2007	57

Statement of Shareholders’ Equity for the period March 22, 2007 (inception) to December 31, 2007	58

Statement of Cash Flows for the period March 22, 2007 (inception) to December 31, 2007	59

Notes to Financial Statements	60 - 66

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Asia Special Situation Acquisition Corp.

We have audited the accompanying balance sheet of Asia Special Situation Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2007 and the related statements of operations, shareholders’ equity and cash flows for the period March 22, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Special Situation Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the results of its operations and its cash flows for the period March 22, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C

Roseland, New Jersey
March 17, 2008

ASIA SPECIAL SITUATION ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEET
December 31, 2007

ASSETS

Current assets
Cash	$194,000
Prepaid expenses	248,000
Total current assets	442,000
Other assets - deferred offering costs	593,000

$1,035,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses	$513,000
Line of credit, shareholder	500,000
Total current liabilities	1,013,000

Commitments and contingencies

Shareholders' equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued
Ordinary shares, $0.0001 par value; authorized 50,000,000 shares; 2,500,000 shares issued and outstanding	-
Additional paid-in capital	25,000
Deficit accumulated during the development stage	(3,000)

Total shareholders' equity	22,000

$1,035,000

See accompanying notes to financial statements

ASIA SPECIAL SITUATION ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF OPERATIONS
For the period March 22, 2007 (inception) to December 31, 2007

Revenue	$-

Formation and operating costs	6,000

Loss from operations	(6,000)

Other income: interest	3,000

Net loss	$(3,000)

Weighted average number of ordinary shares outstanding, basic and diluted	2,500,000

Net loss per ordinary share, basic and diluted	$(0.00)

See accompanying notes to financial statements

ASIA SPECIAL SITUATION ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF SHAREHOLDERS' EQUITY
For the period March 22, 2007 (inception) to December 31, 2007

				Deficit
				Accumulated
			Additional	During	Total
	Ordinary Shares		Paid-in	Development	Shareholders'
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued to founders at $0.01 per share
on March 23, 2007	2,500,000	$-	$25,000	$-	$25,000

Net loss for the period	-	-	-	(3,000)	(3,000)

Balances, at December 31, 2007	2,500,000	$-	$25,000	$(3,000)	$22,000

See accompanying notes to financial statements

ASIA SPECIAL SITUATION ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS
For the period March 22, 2007 (inception) to December 31, 2007

Cash flows from operating activities
Net loss	$(3,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in cash attributable to change in current assets and liabilities
Prepaid expenses	(248,000)
Accrued expenses	253,000

Net cash provided by operating activities	2,000

Cash flows from investing activities	-

Cash flows from financing activities
Proceeds from line of credit, shareholder	500,000
Payments of offering costs	(333,000)
Proceeds from issuance of ordinary shares to initial shareholders	25,000

Net cash provided by financing activities	192,000

Net increase in cash	194,000

Cash, beginning of period	-

Cash, end of period	$194,000

Supplemental schedule of non-cash financing activities:
Accrued offering costs	$260,000

See accompanying notes to financial statements

ASIA SPECIAL SITUATION ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Asia Special Situation Acquisition Corp. (a corporation in the development stage) (the “Company”) was formed under the laws of the Cayman Islands for the purpose of acquiring, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or obtaining a majority interest through contractual arrangements, of one or more unidentified operating businesses. The Company intends to acquire all or a controlling interest in the equity of such operating business or businesses. In addition, the Company will only acquire a business or businesses that, upon completion of the Company’s initial business combination, will be its majority-owned subsidiaries and will be neither investment companies nor companies excluded from the definition of investment company by Sections 3(c)(1) or 3(c)(7)of the Investment Company Act of 1940. If the Company’s initial business combination involves a transaction in which it acquires less than a 100% interest in the target company, the value of that interest that the Company acquires will be equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions). In all instances, the Company would control the target company. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

At December 31, 2007, the Company had not commenced any operations or generated revenue. All activity through December 31, 2007 relates to the Company’s inception, capital raising and the initial public offering described below. Following such offering, the Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents, held in a trust account, from the proceeds of such offering

The Company intends to identify prospective acquisitions that are located in or providing products or services to customers located in Asia. The Company’s efforts to identify a prospective target business will not be limited to a particular industry or area in Asia, although the Company initially intends to focus efforts on acquiring an operating business, in the leisure and hospitality and financial services industries, that is located in or providing products or services to consumers in China. In evaluating a prospective target business, the Company will consider, among other factors, the financial condition and results of operation; growth potential; experience and skill of management; availability of additional personnel; capital requirements; competitive position; barriers to entry into other industries; stage of development of the products, processes or services; degree of current or potential market acceptance of the products, processes or services; proprietary features and degree of intellectual property or other protection of the products, processes or services; regulatory environment of the industry; and costs associated with effecting the business combination. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by the Company in effecting a business combination consistent with its business objective. The Company’s operations, if a business combination is consummated outside the United States, will be subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note 3) was declared effective on January 16, 2008 and the Company consummated the offering on January 23, 2008 and preceding the consummation of the Offering, an affiliate of the Company’s sponsor, which is an entity co-managed and jointly owned by Angela Ho, the Company’s chief executive officer and chairman, and Noble Investment Fund Limited, purchased warrants to purchase 5,725,000 ordinary shares at $1 per warrant in a private placement (the “Private Placement”) (see Note 4).

ASIA SPECIAL SITUATION ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements

Upon the closing of the Offering and over-allotment, $114,250,000 of the aggregate proceeds including the private placement have been placed in a trust account at J.P. Morgan Chase Bank N.A. maintained by Continental Stock Transfer & Trust Company, pursuant to an agreement with the underwriters. Of this amount, up to $110,800,000 may be used for the purpose of effecting a business combination, and up to $3,450,000 will be paid to the underwriters if a business combination is consummated, but will be forfeited by the underwriters if a business combination is not consummated. These funds will not be released until the earlier of the completion of a business combination or automatic dissolution and liquidation; provided, however, that the Company’s plan to draw the following amounts from the interest accrued on the trust account prior to, or upon the consummation of, a business combination or the Company’s liquidation: (i) taxes payable on interest earned and (ii) up to $2,000,000 of interest income to fund working capital.

The Company's first business combination must be with a business or combination of businesses with a fair market value of at least 80% of the amount in the Company's trust account, less deferred offering costs of $3,450,000 at the time of acquisition. In the event that shareholders owning 35% or more of the outstanding stock excluding, for this purpose, those persons who were shareholders prior to the Offering, vote against the business combination and request their redemption right as described below, the business combination will not be consummated. In the event that more than 20%, but less than 35% of the shares owned by the Company’s public shareholders vote against a proposed business combination and exercise their redemption rights, the Company is still required to complete a business combination whose fair market value is equal to at least 80% of the amount in the trust account at the time of such acquisition, and as a result of any such redemptions may have to issue debt or additional equity securities to consummate the business combination or otherwise may be forced to dissolve and liquidate the Company. All of the Company's shareholders prior to the Offering, including all of the officers and directors of the Company (the “Initial Shareholders”), have agreed to vote their 2,500,000 founding ordinary shares in accordance with the vote of the majority in interest of all other shareholders of the Company (the “Public Shareholders”) with respect to any business combination. Additionally, in the event that any of the Initial Shareholders acquire shares of the Company in connection with the initial public offering, or in the aftermarket, they have each agreed to vote in favor of any business combination.

With respect to the first business combination which is approved and consummated, any Public Shareholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the trust account as of the record date for determination of shareholders entitled to vote on the business combination divided by the number of ordinary shares held by Public Shareholders at the consummation of the Offering. Accordingly, Public Shareholders holding one share less than 35% of the aggregate number of ordinary shares owned by all Public Shareholders may seek redemption of their shares in the event of a business combination. Such Public Shareholders are entitled to receive their per share interest in the trust account computed without regard to the shares held by Initial Shareholders.

Without the prior written consent of at least 95% of the Company’s outstanding ordinary shares, the Company’s Amended and Restated Memorandum and Articles of Association provides for mandatory liquidation of the Company, without shareholder approval, in the event that the Company does not consummate a business combination by July 16, 2009, or by January 16, 2010 if certain extension criteria have been satisfied.

The shares owned by the Initial Shareholders are being held in an escrow account maintained by the trustee, acting as escrow agent, for up to three years.

ASIA SPECIAL SITUATION ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Development stage company:

        The Company complies with the reporting requirements of SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises."

Net loss per ordinary share:

        The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Net loss per ordinary share, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares and would then share in the earnings of the Company except where the result would be antidilutive. As of December 31, 2007, the Company did not have any dilutive securities, therefore diluted loss per ordinary share is equal to basic loss per ordinary share for the period.

Fair value of financial instruments:

        The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," approximates the carrying amounts represented in the accompanying balance sheet.

Concentration of credit risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs:

        The Company complies with the requirements of the SEC’s Staff Accounting Bulletin (“SAB”) Topic 5A—"Expenses of Offering". Deferred offering costs consisted principally of legal and underwriting fees that are related to the Offering that will be charged to shareholders’ equity upon the completion of the Offering. As of December 31, 2007, the Company incurred $593,000 of deferred offering cost of which, approximately $260,000 is unpaid and included in accrued expenses.

Preferred shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

ASIA SPECIAL SITUATION ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements

Redeemable ordinary shares:

If the Company’s initial Business Combination is approved, Public Shareholders voting against the Business Combination will be entitled to convert their ordinary shares into a pro rata share of the aggregate amount then on deposit in the trust account, including their pro rata portion of the deferred underwriting discount and any interest income earned on the trust account, net of (1) income taxes payable on the interest income on the trust account and (2) up to $2,000,000 of interest earned on the trust account balance which will be available to the Company, net of income taxes payable on this amount, to fund working capital requirements. The initial per share conversion price was $10.00 at January 23, 2008, which is prior to the exercise of the over-allotment.

The Company accounts for redeemable ordinary shares in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. The Company recognizes changes in the redemption value immediately as they occur and will adjust the carrying value of the redeemable ordinary shares to equal its redemption value at the end of each reporting period.

Income taxes:

In accordance with SFAS 109, “Accounting for Income Taxes”, the Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount to be realized.

Foreign Currency Translation

The United States dollar is the reporting and functional currency of the Company.

In accordance with SFAS 52, “Foreign Currency Translation”, foreign currency balance sheet items will be translated using the end of period exchange rates, and statement of operations items will be translated at the transaction date of at the average exchange rates for each period. The resulting translation adjustments to the balance sheet will be recorded in accumulated other comprehensive income (loss) within shareholders’ equity.

Foreign currency transaction gains and losses will be included in the statement of operations as they occur.

As of December 31, 2007, there were no local currency financial statements and, therefore, no such gains or losses were recognized in the statement of operations and no translation adjustments were recognized in shareholders’ equity.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirement for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.

ASIA SPECIAL SITUATION ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements

Management does not believe that any other recently issued, but not yet effective, accounting standars if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3—INITIAL PUBLIC OFFERING

        On January 23, 2008, the Company consummated the sale of 10,000,000 units (“Units”) at a price of $10.00 per unit. Each Unit consists of one of the Company's $.0001 par value ordinary shares and one Redeemable Ordinary Share Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $7.50 commencing on the later of: (i) the completion of business combination with a target, or (ii) January 16, 2009 and expiring on January 16, 2012. On January 30, 2008, an additional 1,500,000 Units were purchased pursuant to a 45-day option granted to the underwriters to cover any over-allotments. The Warrants may be redeemed by the Company, at a price of $0.01 per Warrant, upon thirty (30) days notice after the Warrants become exercisable, only in the event that the average sale price of the ordinary share is at least $14.25 per share for any twenty (20) trading days within a thirty (30) trading-day period ending on the third day prior to date on which notice of redemption is given. If the Company is unable to deliver registered ordinary shares to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

        In connection with the Offering and over-allotment option, the Company paid an underwriting discount of $4,600,000 (4.0%) and a non-accountable corporate finance fee of $1,150,000 (1%). An additional fee of $3,450,000 (3.0% ) is payable upon the Company's consummation of a business combination. The underwriters will not be entitled to any interest accrued on the deferred fee and have agreed to forfeit their share of the deferred fee due them to the extent of shares redeemed by Public Shareholders.

       In connection with the Offering, the Company has also sold to the underwriter, for $100 as additional compensation, an option to purchase up to a total of 475,000 units at a price of $12.50 per unit. The 475,000 units to be issued upon exercise of these options are identical to those sold in the Company's Offering. The Company has accounted for this purchase option as a cost of raising capital and has included the instrument as equity in its financial statements. Accordingly, there is no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase option on the date of sale is approximately $0.78 per unit (a total value of $368,525), using an expected life of five years, volatility of 9.45% and a risk-free rate of 4.17%. The volatility calculation is based on the average volatility of 16 business combination companies that have completed their public offerings in amounts ranging from $75,000,000 to $150,000,000, but have not yet announced an acquisition, during the period from January 1, 2002 to September 26, 2007. Because the Company does not have a trading history, it needed to estimate the potential volatility of the unit price, which will depend on a number of factors which cannot be ascertained at this time. The Company used these companies because management believes that the volatility of these companies is a reasonable benchmark to use in estimating the expected volatility for the Company’s units. Although an expected life of five years was used in the calculation, if the Company does not consummate a business combination within the prescribed time period and the Company is liquidated, the option will become worthless.

ASIA SPECIAL SITUATION ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements

NOTE 4—RELATED PARTY TRANSACTIONS

On March 23, 2007, the Company sold 2,500,000 ordinary shares to the Initial Shareholders for proceeds of $25,000.

On March 23, 2007, the Company entered into an unsecured $500,000 line of credit (the Line) with the majority shareholder of the Company, which is an entity whose chief executive officer is a director of the Company. The Line bears no interest and is due at the earlier of the closing date of the Offering or, as amended, January 31, 2008. On January 23, 2008, such line of credit was paid in full.

On January 16, 2008, immediately prior to the Offering, the Company’s sponsor, Ho Capital Management, LLC, an entity co-managed and jointly owned by Angela Ho, the Company’s chief executive officer and chairman, and Noble Investment Fund Limited, purchased an aggregate of 5,725,000 warrants, or “insider warrants,” at a price of $1.00 per warrant in a Private Placement. Ho Capital Management LLC and Noble Investment Fund Limited will each have a 50% beneficial ownership interest in the insider warrants. So long as the insider warrants are owned by Ho Capital Management LLC, Noble Investment Fund Limited or Angela Ho, the insider warrants may be exercised on a cashless basis and will not be subject to redemption. The insider warrants may not be sold, assigned or transferred by Ho Capital Management LLC (nor may the members interest in HO Capital Management LLC be sold, assigned or transferred) until the Company has consummated a business combination or (if the Company fails to consummate such business combination ) liquidates. The insider warrants transfer restriction expires on the earlier of (i) a business combination or (ii) the Company’s liquidation.

The sale of the warrants to the Company’s sponsor did not result in the recognition of any stock-based compensation expense because they are being sold above fair market value. The Company has granted the holders of such warrants demand and “piggy back” registration rights with respect to the 5,725,000 warrants and the 5,725,000 shares of ordinary shares underlying the warrants at any time commencing on the date the Company announces that it has entered into a letter of intent with respect to a proposed business combination, provided, however, any such registration shall not become effective until the business combination has been completed. The demand registration may be exercised by the holders of a majority of such warrants. Insider warrants will not be subject to redemption if held by the initial holder thereof or its permitted assigns. Permitted assigns include transfers to Nobel Investment Fund Limited, as partial consideration for the $5,725,000 loan to be provided to Ho Capital Management LLC by Noble to purchase the insider warrants immediately prior to the date of this prospectus, or to Angela Ho, a member of Ho Capital Management LLC; provided that, the insider warrants may not be sold, assigned or transferred until the Company consummates a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. If the Company does not complete a business combination, then the $5,725,000 proceeds will be part of the liquidating distribution to Public Shareholders and the warrants issued under the transaction will expire worthless.

The holders of the Company’s initial 2,500,000 issued and outstanding ordinary shares at the time of the Offering will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these ordinary shares are released from escrow. In addition, these shareholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these ordinary shares are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The holders of the Company’s initial 2,500,000 issued and outstanding ordinary shares at the time of the Offering placed their initial shares purchased by them into an escrow account maintained by Continental Transfer and Trust Company, acting as escrow agent. The initial shares will not be released from escrow until three years from the date of the Offering, except that following the consummation of a business combination, such shares and members interests may be transferred to family members and trusts of permitted assignees for estate planning purposes, or upon the death of any such person, to an estate or beneficiaries or permitted assignees; in each case, such transferee will be subject to the same transfer restrictions as the Company’s Initial Shareholders until after the shares and members interests are released from escrow.

ASIA SPECIAL SITUATION ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements

NOTE 5 - INCOME TAXES

Components of the Company’s deferred tax assets are as follows:

Net operating loss carry-forward	$2,040
Less, valuation allowance	(2,040)
$-

Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated. The effective tax rate differs from the statutory rate of 34% due to the establishment of the valuation allowance. The net operating loss carry-forward expires in 2027.

NOTE 6 - SUBSEQUENT EVENT; LINE OF CREDIT

On February 28, 2008, the Company consummated a Loan and Security Agreement (the “Agreement”) with a bank pursuant to which it issued a $500,000 promissory note to the bank in exchange for a line of credit to be used for working capital and general corporate purposes.

The promissory note bears interest at the banks prime rate (the “Interest Rate”) or, upon the occurrence of a default by the Company, at a default rate equal to the Interest Rate plus 2%. Payments of interest are payable monthly commencing on June 1, 2008. All principal and accrued and unpaid interest is due on the earlier of (i) any termination or liquidation of the property or assets maintained in the trust account in connection with our Offering; or (ii) September 1, 2008. Under the Agreement, the Company may elect to prepay, without penalty, all or a portion of the principal amount and accrued and unpaid interest then outstanding under the promissory note in a minimum aggregate amount of $10,000, and in multiples equal to $5,000 in excess of $10,000.

The promissory note is secured by a first priority security interest in (i) distributions or proceeds from the trust account pursuant to the trust agreement and (ii) all deposit accounts into which any of the foregoing distributions or proceeds are disbursed or held. Notwithstanding the foregoing, the bank does not have a security interest in any of the assets and property held in the trust account, and the bank has agreed not to assert any claim against Trust assets or property.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 24, 2007, we were notified that certain partners of Tedder, James, Worden & Associates, P.A., our independent registered certified public accounting firm, had joined McGladrey & Pullen, LLP and that, as a result, effective September 24, 2007, Tedder, James, Worden & Associates, P.A. resigned as our independent registered public accounting firm. On September 24, 2007, Rothstein, Kass & Company, P.C. was engaged as our independent registered public accounting firm. Our decision to engage Rothstein, Kass & Company, P.C. was approved by our board of directors on September 24, 2007.

The audit reports of Tedder, James, Worden & Associates, P.A. on our financial statements from March 22, 2007 (inception) to April 9, 2007 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles from March 22, 2007 (inception) to April 9, 2007, except that Tedder, James, Worden & Associates, P.A.’s opinion in its audit report on our financial statements included an emphasis paragraph relating to an uncertainty as to our ability to continue as a going concern.

From March 22, 2007 (inception) to April 9, 2007 through the date of resignation, there were no reportable events as such term is described in Item 304(a)(1)(v) of Regulation S-K.

From March 22, 2007 (inception) to April 9, 2007 through the date of resignation, there were no disagreements with Tedder, James, Worden & Associates, P.A. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Tedder, James, Worden & Associates, P.A., would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for such period.

We did not consult with Rothstein, Kass & Company, P.C. regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Rothstein, Kass & Company, P.C. that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. During the year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

    This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange for newly public companies.

    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

    Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we expect to perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which will commence in 2008, for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

ITEM 9B. OTHER INFORMATION.

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our current directors and executive officers are listed below. None of such persons are, or have been, involved in any other blank-check companies.

Name	Age	Position
Angela Ho	54	Chief Executive Officer and Chairman of the Board of Directors
Dr. Gary T. Hirst	55	President and Director
Michael Hlavsa	54	Chief Financial Officer, Secretary and Director
Andrew Tse	54	Vice President
Peter Kjaer	46	Director and Chief Operating Officer
Stuart A. Sundlun	54	Director
Arie Jan van Roon	63	Director

Angela Ho has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in March 2007. From 1996 to 2006, Ms. Ho has also managed various family businesses controlled by her father, Dr. Stanley Ho, including Jet Asia Ltd. and drho888.com, which are engaged in the business of aviation and Asian computer gaming operations, respectively. From 1981 to the present, Ms. Ho has also been active in several aspects of the fine art business. From 1980 to 1987, she worked as a sculptress exhibiting in a number of major galleries and museums, and was employed at Sotheby’s Fine Arts Department, New York. In 1980, she became a lead investor in the Tony Shafrazi Gallery. From 1996 to 1999, she established and managed her own gallery when she founded the Ho Gallery, a gallery of contemporary art in New York. The gallery was instrumental in pioneering the contemporary Chinese art market in New York and introducing contemporary Chinese artists to North America. In 1997, she founded the Center of Contemporary Art in Macau, a private museum dedicated to the dialogue between contemporary artists in Asia and the West. From 1996 to 2003, Ms. Ho served as a member of the board of directors of BioSante, a pharmaceutical company listed on the American Stock Exchange. From 1996 to 2001, she managed Successway Holdings Limited, a technology venture capital fund on behalf of her father, Dr. Stanley Ho. From 1999 to 2004, she served on the board of directors of the School of American Ballet. She was educated in private academies in Hong Kong, Switzerland and London and earned her Bachelor of Fine Arts degree from Boston University in 1979.

Dr. Gary T. Hirst was originally appointed as our Co-Chief Executive Officer on an interim basis, Dr. Hirst was appointed as our President in October 2007. He has been a director of our company since our inception. Dr. Hirst has been responsible for the development and investment management of both offshore and domestic hedge funds, including global macro funds, funds-of-funds, currency funds, and a number of structured investment products (synthetic investment instruments, typically created by combining securities, such as notes or common stock, with derivatives such as options, that are specially created to meet specific needs that cannot be met from the standard financial instruments available in the markets) including for principal protected notes issued by Zurich Capital Markets and Rabobank which invested in diversified global portfolios of hedge funds. From 1991 to 2006, Dr. Hirst was Chairman and Chief Investment Officer of Hirst Investment Management. In his roles with Hirst Investment Management, Dr. Hirst managed over $600 million in assets on behalf of multi-national banks, pension plans, insurance companies, foundations and endowments, public companies, family offices and high net worth investors. Under his leadership, the firm established itself as a developer of innovative financial products and services, with a focus on maximizing the risk-adjusted return on its clients’ investments. From 1976 to 1991, Dr. Hirst was Investment Manager for the Hirst Family Office where he managed allocation and trading for all investment portfolios of the Hirst family and its associates. These investments included traditional asset portfolios, real estate, and a range of alternate investment strategies including hedge funds, private equity, futures trading and physical commodities. From 2003 to 2005, Dr. Hirst was a director of Alpine Select A.G., a publicly traded (Swiss Exchange) investment company based in Zug, Switzerland.

    Michael Hlavsa has been our Chief Financial Officer and a director since our inception and was appointed as our Secretary in January 2008. Mr. Hlavsa is an experienced executive that has over 30 years of combined financial and operational experience. He is both a Certified Public Accountant and a Certified Internal Auditor. He has spent over 18 years working in the United States casino industry. From 2004 to the present, he has been the founder and principal owner of Signature Gaming Management LLC, a consulting firm specializing in advising emerging companies engaged in gaming operations. In 2005, he served as Chief Executive Officer for Titan Cruise Lines, a casino business which operated a 2,000 passenger ship and high speed shuttles. From 2001 to 2004, Mr. Hlavsa was the Chief Executive Officer for SunCruz Casinos, the largest day cruise gaming company in the United States. From 1997 to 2000, Mr. Hlavsa was Managing Partner at Casino Princesa in Miami, Florida where he was responsible for the development and operation of a large mega-yacht gaming vessel. From 1993 to 1997, he served as Chief Financial Officer and Vice President, Midwest region, for Lady Luck Gaming Corporation, a publicly traded company. While at Lady Luck, he participated in that company’s initial public offering of equity and a $185 million debt financing. From 1991 to 1993, Mr. Hlavsa was the Vice President of Finance and Administration for the Sands Hotel and Casino in Las Vegas, Nevada. His first 12 years of gaming experience was in Atlantic City, New Jersey in various audit and finance positions with well-established gaming companies such as Caesars, Tropicana and Trump Plaza. He received a bachelor of science degree from Canisius College in Buffalo, New York in 1975.

Andrew Tse has served as our Vice President since our inception. From 1981 to 2006, Mr. Tse was associated with a number of businesses located in China (Hong Kong and Macau) that are owed or controlled by Dr. Stanley Ho, the father of our chairman and co-chief executive officer, Angela Ho, including Shun Tak Holdings Ltd., Heli Express Ltd. and Hong Kong Express Airways Ltd. which are engaged in the business of sea transport, helicopter transport and scheduled airline services, respectively. From 1981 to 2006, Mr. Tse was an executive director, and from 1989 to 1996 served as the chief financial officer and a member of the board of directors of, Shun Tak Holdings Limited. Shun Tak Holdings Limited is a leading Hong Kong-based conglomerate established in 1972 and listed on the Hong Kong Stock Exchange since 1973 with core businesses in transportation, casino investment and operations and property investments. During his tenure with Shun Tak, Mr. Tse was instrumental in listing the company on the Hong Kong Stock Exchange and was instrumental in negotiating and financing many of Shun Tak’s acquisitions and business expansion initiatives. From 1989 to 2003, Mr. Tse served as executive director of Air Hong Kong Ltd., a dedicated cargo airline based in Hong Kong offering scheduled service to Europe and the United States. Mr. Tse was instrumental in the sale of Air Hong Kong to Cathay Pacific Airways in 2003. From 1997 to 2006, Mr. Tse also served as chief executive officer of Heli Express Limited, a helicopter airline operating between Hong Kong and Macau, with more than 50 daily flights. From 1997 to the present, Mr. Tse has served as the founder and chief executive officer of Hong Kong Express Airways Limited, a new regional airline that commenced operation in 2005 and provides scheduled Boeing 737 and Embraer E170 service between Hong Kong and secondary cities in Mainland China and Taiwan. A 1977 graduate of McMaster University in Canada, Mr. Tse also received an MBA from McMaster University in 1978.

    Peter Kjaer has served as a director since our inception and was appointed as our Chief Operating Officer on March 25, 2008. From 1995 to 2006, Mr. Kjaer was associated with certain businesses controlled or financed by Dr. Stanley Ho, including Jet Asia and Macau Business Aviation Center, which are engaged in the business of providing corporate air charter and fixed based operation services, respectively. In 1992, he co-founded, with Angela Ho, the Ho Gallery, one of the leading contemporary art galleries in Asia. In 1996, in partnership with STDM, an affiliate of Stanley Ho, Mr. Kjaer founded Jet Asia Ltd., a business aviation charter company located in Hong Kong and served as its president and chief executive officer until 2003. From 1999 to the present, Mr. Kjaer has been a member of the board of directors and a member of the audit and finance committee of BioSante Inc., a pharmaceutical company listed on the American Stock Exchange and from 2004 to the present, has served as the founder and chief executive officer of Ho Gaming Ltd., a software company that has developed webcasting software, including applications for online entertainment focused on the Asian gaming market. A student of Sinology for four years at the University of Copenhagen, Mr. Kjaer speaks, reads and writes Chinese and studied modern economic reform in Shanghai in 1985.

    Stuart A. Sundlun has served as a director since our inception in March 2007. Originally appointed as our President on an interim basis, Mr. Sundlun resigned such office in October 2007. From September 2007 to the present, Mr. Sundlun has been Managing Director of BMB Advisors Ltd, a company providing financial advisory services to the BMB Group SPC, an alternative asset management firm investing in privately-owned hedge funds, real estate funds, private equity funds and direct investments. From 1998 to September 2007, Mr. Sundlun was a managing director of Global Emerging Markets, a New York City based investment fund that acquires and invests in both public and privately owned businesses. From 1998 to the present, Mr. Sundlun has been actively involved in structuring and negotiating equity investments in emerging growth companies including Digital River, Inc., Star Scientific, Inc and Intercontinental Fuels, LLC. From 2001 to the present, Mr. Sundlun has been an advisor to Triago SA, a Paris based leading placement agent for private equity funds. From 1994 to the present, Mr. Sundlun has structured a variety of private equity investments in Russia including South Oil Corporation, which is developing an oil field in Astrakhan, Russia and Helios Petroleum Holdings, AG, which intends to own and operate many oil refineries in Russia and elsewhere. Mr. Sundlun serves on the board of South Oil Corporation. From 2005 to the present, Mr. Sundlun has also served on the Board and investment committee of the Dignity Fund LLC, which makes loans to microfinance institutions. From 1986 to 1994, Mr. Sundlun was a Managing Director of Grosvenor Equities, Inc. and participated in the raising of equity for a variety of private companies including early stage venture capital, growth stage and leveraged management buyouts. From 1982 to 1985, he was an associate in the Corporate Finance department of Lehman Brothers and advised a variety of medium and large corporations on financial strategies and financing. Mr. Sundlun received his BA degree cum laude 1975 (government) from Harvard University, and his MBA (finance) from Columbia University Graduate School of Business in 1982.

Arie Jan van Roon has served as a director since our inception. From January 2000 to the present, he has served as the managing partner of TransTax LLP, a Swiss-based private wealth management firm. The firm provides financial advisory services to high net worth investors and family offices principally within the European Union. In January 2007, he established Pure Glow Finance Limited of which he is the Managing Director as well as the sole shareholder, with the same activities as TransTax LLP and also the beneficial owner and investment advisor of Noble Investment Fund Limited, one of our principal shareholders. Prior to founding this firm, from 1984 to 2000, Mr. van Roon established van Roon Partners, Ltd., a private equity and advisory firm with an emphasis on investment in distressed, turn around and special situations with a geographic focus on Europe and across a wide range of industries. In addition to investment management experience, during this period he also developed operational experience in his capacity as acting interim CEO for investee companies in the consumer goods, airline and service industries including Girmi spa, an Italian industrial firm, Intair GMBH, an airline handling company based in Germany, and Aerolloyd, a German airline. In 1990, Mr. van Roon entered into a joint venture arrangement with US-based Quantum Development Corporation, a boutique venture capital firm specializing in early stage high tech and pharmaceutical companies. In connection with this activity, from January 2000 to May 2000 he acted as interim CEO of Alyn Corporation, a NASDAQ listed innovative materials firm. Mr. van Roon has never been employed by any of the above companies and has always acted as a consultant or owner. Mr. van Roon is a Dutch citizen who lives in Lugano, Switzerland and in Milan, Italy. He obtained a doctoral degree (Drs) from Erasmus Rotterdam University in 1971, where his thesis centered on Bayesian Statistics.

Our board of directors is currently divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares eligible to vote for the election of directors can elect all of the directors.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise with public and private companies should enable them to identify and effect an acquisition although we cannot assure you that they will, in fact, be able to do so.

Board of Advisors

    In addition to our executive officers and directors, the following individuals have agreed since our inception to serve as members of our board of advisors. It is anticipated that our board of advisors will provide professional advice and assistance to our board of directors in evaluating and structuring potential business combination opportunities. No member of our board of advisors has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our advisors for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as providing professional advice and assistance in identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Adam Hart is managing director-equities, corporate finance, at Fairfax I.S. PLC, an investment bank based in London focusing on small and mid-cap companies listed on the London Stock Exchange and other international exchanges. He joined Fairfax I.S. PLC in 2007. For approximately 14 years prior thereto, Mr. Hart served in various capacities including, head of business development at KBC Peel Hunt, another London-based investment bank, which he joined in 1993 from Lloyds Merchant Bank, the investment banking subsidiary of Lloyds Bank PLC (now Lloyds TSB PLC). He has been involved in a lead advisory role across a range of corporate finance transactions such as IPOs, mergers and acquisitions and secondary fundraisings as well as private equity financings in London. Mr. Hart is Chairman of the London Stock Exchange’s AIM Advisory Group which is made up of external practitioners who advise the Exchange on all matters affecting the operation and regulation of AIM, a member of the AIM Disciplinary Panel and is a past member of the Corporate Finance Technical Committee of the Institute of Chartered Accountants in England and Wales. Mr. Hart has a bachelor’s degree in law and became qualified as a chartered accountant with Touche Ross & Co. (now Deloitte & Touche LLP).

Dr. Rory Knight is Chairman of the Oxford Metrica group, an independent strategic advisor that provides research-based intelligence on all aspects of financial performance. Dr. Knight has extensive experience in working and consulting in the financial and corporate sectors. For five years, he was Dean of Templeton College, University of Oxford (Oxford University’s business college), where he was responsible for Templeton’s overall strategy and direction. Dr. Knight is Dean Emeritus at Templeton and Fellow in Finance. He has been published widely on investments in the Financial Times and other journals. While Dean at Oxford he co-authored Financial Performance (Butterworth-Heinemann) and devised the Value Creation Quotient (VCQTM) a key financial performance metric. Previously a Deputy Director in the Swiss National Bank (SNB), Dr. Knight’s role included providing policy advice on international financial matters. He is currently on the Board of Advisors of the John Templeton Foundation, which was established by Sir John Templeton.

James Tagliaferri is the controlling shareholder of Taurus Advisory Group Inc., Taurus Advisory Group LLC of Stamford, Connecticut and TAG Virgin Islands Inc. of St. Thomas, US Virgin Islands. Taurus is an asset management firm founded in 1983 by Mr. Tagliaferri that provides asset management services on a discretionary basis principally to high net worth individuals, as well as certain non-discretionary asset management. Mr. Tagliaferri manages fixed income and equity portfolios, including various strategies tailored for individual client objectives. Taurus is also an investor in private placements and corporate finance transactions, including leading the negotiation and structuring of equity and debt instruments from public and private issuers. Mr. Tagliaferri has been in the investment business since 1967, having previously been an asset manager at Julius Baer Group, and Lionel Edie & Company, the investment management division of Manufacturers Hanover Trust, which was merged into Chase Bank. Taurus is a Certified Financial Analyst and a registered investment advisor with the Securities and Exchange Commission pursuant to the Investment Advisors Act of 1940.

Director Independence

At present, we have only one director who qualifies as independent under the Sarbanes-Oxley Act of 2002 and for purposes of compliance with the American Stock Exchange requirements applicable to United States companies.

Pursuant to the listing requirements of the American Stock Exchange and the Sarbanes-Oxley Act of 2002, we are required to have an independent audit committee. Prior to completion of a business combination, we intend to be in full compliance with the standards imposed by the American Stock Exchange and the Sarbanes-Oxley Act of 2002.

Board Committees

Our board of directors has established an audit committee, a nominating committee and a compensation committee and has adopted charters for these committees.

Our audit committee consists of Messrs. Kjaer (chairman), Sundlun and Hirst. Each member of our audit committee is financially literate under the current listing standards of the American Stock Exchange, and our board of directors has determined that Dr. Hirst qualifies as an “audit committee financial expert,” as such term is defined by SEC and the American Stock Exchange rules.

The audit committee will review the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal control. The audit committee will also select our independent registered public accounting firm, review and approve the scope of the annual audit, review with the independent public accounting firm our annual audit and annual consolidated financial statements, review with management the status of internal accounting control, evaluate problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluate all of our public financial reporting documents.

Our nominating committee consists of Angela Ho, Dr. Gary T. Hirst, Stuart Sundlun and Michael Hlvasa, with Ms. Ho serving as chairman of the nominating committee. The nominating committee is responsible for selecting, researching and nominating directors for election by our shareholders, selecting nominees to fill vacancies on the board or a committee of the board, developing and recommending to the board a set of corporate governance principles and overseeing the evaluation of the board and our management.

Our compensation committee consists of Messrs. Stuart Sundlun and Dr. Gary T. Hirst. Once we have completed a business combination, our board of directors will determine that all members of the compensation committee qualify as independent directors under the American Stock Exchange independence standards. The principal function of the compensation committee is to review the compensation payable to our officers and directors.

The composition of our audit committee, our nominating committee and our compensation committee may change when we complete a business combination. However, the names and business experience of any new or additional members of such audit committee will be included in the proxy statement submitted to our public shareholders in connection with their approval of such business combination.

Family Relationships

    There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings.

    None of our officers or directors have, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in compliance with applicable federal securities laws and the rules of the American Stock Exchange.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial shareholders, including our officers and directors and our Sponsor or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Upon completion of a business combination or our liquidation, we will no longer be required to pay these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial shareholders, including our directors, or any of their respective affiliates for services rendered prior to or in connection with a business combination. However, our initial shareholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to the shareholders. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 27, 2008 by:
• each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

• each of our officers and directors; and
• all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of ordinary shares beneficially owned by a person or a group and the percentage ownership of that person or group, ordinary shares subject to options or warrants currently exercisable or exercisable within 60 days after the date of our prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person.

Name of Beneficial Owner (1)	Number of Shares (1)		Percentage of Shares Beneficially Owned (2)
Ho Capital Management LLC(3) 386 Columbus Avenue, Apt. 17A New York, New York 10024	1,312,500 shares		9.4%

Angela Ho(3) 386 Columbus Avenue, Apt. 17A New York, New York 10024	1,312,500 shares		9.4%

Noble Investment Fund Limited(4) c/o Pure Glow Finance Limited, investment advisor World Trade Centre, Via Lugano 11 6982 Lugano-Agno Switzerland	1,812,500 shares		13.0%

Arie Jan van Roon(4) World Trade CentreVia Lugano 11 6982 Lugano-Agno Switzerland	1,937,500 shares		13.8%

Allius Ltd.(5) Harbour House, Second Floor Waterfront Drive, Road Town Tortola, British Virgin Islands	500,000 shares		3.6%

Dr. Gary T. Hirst(6) 1515 International Parkway, Suite 2031 Lake Mary, FL 32746	625,000 shares		4.5%

Stuart A. Sundlun BMB Advisors Ltd. 399 Park Avenue, 39th Floor New York, New York 10022	125,000 shares		*	%

Andrew Tse Apartment 26B The Albany No. 1 Albany Road, Hong Kong	125,000 shares		*	%

Peter Kjaer 24B Monmouth Place 9L Kennedy Road Hong Kong	125,000 shares		*	%

Michael Hlavsa 5 11 SE 5th Ave., #621 Ft. Lauderdale, FL 33301	62,500 shares		*

All directors and executive officers as a group (7 persons)	4,312,500 shares	(7)	30.8	%(7)

*Less than 1%

(1) The percentage ownership before and after the offering for all executive officers and directors does not include the ordinary shares underlying the insider warrants as such warrants may be exercised only during the period commencing on the later of: (i) the consummation by us of a business combination, or (ii) January 16, 2009.

(2) Includes the sale of 11,500,000 units in our offering, including the 1,500,000 units covering the underwriter’s over allotment option, but not: (a) the exercise of the 10,000,000 warrants to purchase ordinary shares included in such units, (b) the exercise of the 5,725,000 insider warrants to purchase ordinary shares as described herein, (c) an aggregate of 475,000 ordinary shares included in the representative’s unit purchase option or (d) an aggregate of 475,000 ordinary shares underlying warrants included in the representative’s unit purchase option.

(3) Ho Capital Management LLC was formed solely for the purpose of owning ordinary shares and insider warrants in our company. Angela Ho owns 66.7% of the members interests in Ho Capital Management LLC. The remaining 33.3% of the members interests in Ho Capital Management LLC are owned by Noble Investment Fund Limited. Angela Ho and Noble Investment Fund Limited jointly control and co-manage Ho Capital Management LLC and therefore share voting, investment and dispositive power over all assets of Ho Capital Management LLC (including our ordinary shares and insider warrants). Thus, the shares listed under Ms. Ho’s name include all shares owned by Ho Capital Management LLC. These shares include 437,500 shares beneficially owned by Noble Investment Fund Limited which has a right to receive legal ownership to such shares upon consummation of a business combination (see footnote (4) below). This share amount does not include a 50% beneficial interest held by Angela Ho in the 5,725,000 insider warrants to be issued to the Sponsor immediately prior to the date of our prospectus, and the 5,725,000 ordinary shares issuable upon exercise of the insider warrants. The members of Ho Capital Management LLC have agreed that their members interest may not be transferred, sold or assigned for three years. In addition, each of Angela Ho and Noble Investment Fund Limited, the members of Ho Capital Management LLC, have agreed that prior to the consummation of a business combination, they will not withdraw as members of such entity. See “Certain Relationships and Related Transactions and Director Independence” below.

(4) Noble Investment Fund Limited is a Gibralter-based company that invests and manages portfolio investments of other investment funds. Mr. van Roon is the natural person with sole voting, investment and dispositive power over all assets of Noble Investment Fund Limited (including our ordinary shares and insider warrants), and shares listed in the table as beneficially owned by him include those owned by Noble Investment Fund Limited. Mr. van Roon is also the sole shareholder, officer and director of Pure Glow Finance Limited, the sole investment advisor of Noble Investment Fund Limited. Noble Investment Fund Limited owns 33.3% of the membership interests in Ho Capital Management LLC. Under the terms of the operating agreement of Ho Capital Management LLC, Noble Investment Fund Limited has a beneficial interest in 437,500 shares or 33.3% of the 1,312,500 shares owned by Ho Capital Management LLC, and upon consummation of a business combination, has the right to withdraw as a member of Ho Capital Management LLC and receive a distribution of 437,500 ordinary shares as well as 50% of the ,725,000 insider warrants to be owned by Ho Capital Management LLC. However, the amount of shares listed for each of Mr. van Roon and for Noble Investment Fund Limited includes all of the 1,312,500 shares beneficially owned by Ho Capital Management LLC because Ms. Ho and Noble Investment Fund Limited jointly control Ho Capital Management LLC, and, as such, share voting and dispositive control over its shares. The amount of shares listed for each of Mr. van Roon and for Noble Investment Fund Limited includes 500,000 shares beneficially owned by them through Allius Ltd. This does not include a 50% beneficial interest in the 5,725,000 insider warrants to be issued to the Sponsor immediately prior to the date of our prospectus, and the 5,725,000 ordinary shares issuable upon exercise of the insider warrants. See “Certain Relationships and Related Transactions and Director Independence” below.

(5) Allius Ltd. is a British Virgin Islands company formed by Dr. Gary T. Hirst, our president and director, and Noble Investment Fund Limited, for the purpose of owing ordinary shares in our company. Dr. Hirst and Noble Investment Fund Limited each own 50% of the outstanding members interests in Allius Ltd. and are co-managers of Allius Ltd. Accordingly, shares listed for each of Dr. Hirst and Noble Investment Fund Limited include all shares owned by Allius Ltd. and 125,000 shares owned directly by Dr. Gary Hirst. The members of Allius Ltd. have agreed that their members interest in Allius Ltd. may not be transferred, sold or assigned for three years. In addition, each of Dr. Gary T. Hirst and Noble Investment Fund Limited, the members of Allius Ltd., have agreed that prior to the consummation of a business combination, they will not withdraw as members of such entity. See “Certain Relationships and Related Transactions and Director Independence” below.

(6) Includes 125,000 shares owned directly by Dr. Gary Hirst and 500,000 shares indirectly owned through Dr. Hirst’s 50% beneficial interest in Allius Ltd.

(7) These amounts reflect “beneficial” ownership rather than actual ownership by our directors and executive officers resulting in total beneficial ownership before the offering exceeding our total shares outstanding by 500,000 shares. Under the definition of “beneficial” ownership in Rule 13d-1 of the Exchange Act, we are required to include 500,000 shares owned by Allius Ltd. in the amounts for each of Dr. Hirst and Mr. van Roon because they are each deemed to control Allius Ltd. Similarly, we are required to include the 1,312,500 shares owned by Ho Capital Management LLC in the amounts for each of Ms. Ho and Mr. van Roon. As a result, these shares are being counted twice in the calculation of total shares beneficially owned by our directors and officers. Actual ownership after the offering for all initial shareholders is 20%.

Our initial shareholders, which include all of our officers and directors, collectively, beneficially own approximately 20% of our issued and outstanding ordinary shares. Because of this ownership block, these shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

All of our ordinary shares outstanding prior to the date of our prospectus were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	three years following the date of our prospectus; or

•
the consummation of a liquidation, stock exchange, asset acquisition, stock purchase or other similar transaction, which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property subsequent to our consummating a business combination with a target business.

    During the escrow period, the holders of these shares will not be able to sell or transfer their securities except that, such initial shares may be transferred to family members and trusts of permitted assignees for estate planning purposes, or upon the death of any such person, to an estate or beneficiaries of permitted assignees; in each case, such transferee will be subject to the same transfer restrictions as our initial shareholders until after the shares are released from escrow and will retain all other rights as our shareholders including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. Any shares held by these transferees would remain subject to the stock escrow agreement. In addition, the shares will not be released from escrow until three years after the date of our prospectus, unless we consummate a transaction after the consummation of the initial business combination which results in all of the shareholders of the combined entity having the right to exchange their ordinary shares for cash, securities or other property. If we are unable to effect a business combination and liquidate, none of our initial shareholders will receive any portion of the liquidation proceeds with respect to ordinary shares owned by them prior to the date of our prospectus.

The insider warrants purchased by our Sponsor on January 16, 2008 contain restrictions prohibiting their transfer until the earlier of a business combination or our liquidation and will be held in an account maintained by the Maxim Group LLC until such time. Our Sponsor and Noble Investment Fund Limited each have a 50% beneficial ownership interest in the insider warrants.

All of our officers, directors and principal shareholders will be deemed to be our “parents” and “promoters” as these terms are defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On March 23, 2007, we issued an aggregate of 1,312,500 ordinary shares to our Sponsor, Ho Capital Management LLC and an aggregate of 1,187,500 ordinary shares certain of our officers and directors and their affiliates, for a total of $25,000 in cash, or a purchase price of $0.01 per share. Ho Capital Management LLC is co-managed and jointly owned by Angela Ho, our chief executive officer and chairman of our board of directors.

The ordinary shares owned by our Sponsor and the 1,187,500 ordinary shares owned by our officers and directors and their affiliates, were placed in escrow and may not be sold, transferred or assigned for a period of three years from the date of completion of our offering, except for estate planning purposes.

The holder of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement signed on January 16, 2008. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these ordinary shares are released from escrow, which, except in limited circumstances, is not before three years from the date of our prospectus. In addition, these shareholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these ordinary shares are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

On January 16, 2008, Ho Capital Management LLC, which is co-managed and jointly owned by Angela Ho, our chief executive officer and chairman of our board of directors and Noble Investment Fund Limited, purchased an aggregate of 5,725,000 insider warrants, from us at a price of $1.00 per warrant in a private placement made in accordance with Regulation D under the Securities Act of 1933, as amended. All of the proceeds received from the insider warrants (an aggregate of $5,725,000) were placed in the trust account together with the net proceeds of our offering. Ho Capital Management LLC and Noble Investment Fund Limited each have a 50% beneficial ownership interest in the insider warrants. So long as the insider warrants are owned by Ho Capital Management LLC, Noble Investment Fund Limited or Angela Ho (a co-manager of Ho Capital Management LLC), the insider warrants may be exercised on a cashless basis and will not be subject to redemption.

On January 16, 2008, Noble Investment Fund Limited loaned $5,725,000 to Ho Capital Management LLC, our Sponsor, to enable the Sponsor to purchase the 5,725,000 insider warrants. The $5,725,000 loan bears interest at the rate of 4.5% per annum and is payable, together with accrued interest, five years from the date of issuance (but subject to mandatory prepayment to the extent of any net proceeds received by Ho Capital Management LLC from the sale of any insider warrants or shares issuable upon exercise of such warrants). Ho Capital Management LLC used the proceeds of such loan to purchase the insider warrants. The insider warrants were pledged to Noble to secure repayment of such loan. In the event and upon our consummation of a business combination, the record and beneficial ownership of 2,862,500 insider warrants, or 50% of such insider warrants will be transferred by Ho Capital Management LLC to Noble Investment Fund Limited; and such transfer shall represent repayment of 50% of the $5,725,000 loan. The remaining $2,862,500 principal amount of the Noble loan, together with accrued interest thereon at the rate of 4.5% per annum, will be repaid by Ho Capital Management LLC and Angela Ho solely out of the proceeds of any one or more sales of the insider warrants or underlying shares. Accordingly, except for the remaining 2,862,500 pledged insider warrants and proceeds from periodic sales of such warrants or underlying shares, the loan from Noble Investment Fund Limited to our Sponsor is non-recourse to both our Sponsor and Angela Ho, and none of the other assets of our Sponsor or Ms. Ho (including their legal and beneficial interest in our ordinary shares) are subject to attachment or any liability for repayment of the loan. The $5,725,000 loan from Noble Investment Fund Limited to Ho Capital Management LLC was made based upon a pre-existing business arrangement between Noble and Angela Ho whereby Ms. Ho agreed to organize the Sponsor and management of our company, Noble agreed to provide the financing for the purchase of the insider warrants, and the parties agreed to share equally in such insider warrants. The holders of the insider warrants will not have any right to any liquidation distributions with respect to the ordinary shares underlying the insider warrants in the event we fail to consummate a business combination and the insider warrants will expire worthless.

Noble Investment Fund Limited owns 33.3% of the members interest equity in our Sponsor. Under the terms of the operating agreement of Ho Capital Management LLC, Noble Investment Fund Limited has a beneficial interest in 437,500 shares or 33.3% of the 1,312,500 shares owned by Ho Capital Management LLC, and upon consummation of a business combination, has the right to withdraw as a member of Ho Capital Management LLC and receive a distribution of 437,500 ordinary shares (33.3% of the 1,312,500 ordinary shares owned by Ho Capital Management LLC) as well as 50% of the 5,725,000 insider warrants owned by Ho Capital Management LLC. In the event Noble Investment Fund Limited withdraws as a member of Ho Capital Management LLC after the completion of our business combination, the 437,500 ordinary shares transferable to Noble Investment Fund Limited by Ho Capital Management will be placed in the three year escrow account together with the remaining 875,000 ordinary shares owned of record and beneficially by Ho Capital Management LLC; provided that, each of Angela Ho and Noble Investment Fund Limited, the members of Ho Capital Management LLC, have agreed that prior to the consummation of a business combination, they will not withdraw as members of such entity. Including its interest in 250,000 ordinary shares, or 50% of the ordinary shares owned by Allius Ltd., Noble Investment Fund Limited has the right to receive an aggregate of 687,500 of our ordinary shares (250,000 shares transferable from Allius and 437,500 shares transferable from Ho Capital Management), as well as 2,862,500 insider warrants (transferable from Ho Capital Management).

Noble Investment Fund Limited has also loaned to our Sponsor $500,000 to enable our Sponsor to pay expenses related to our offering. Such loan does not bear interest and is payable by the Sponsor on January 31, 2008 or earlier upon completion of our offering from the proceeds of our offering not being placed in the trust account and not from the $2,000,000 to be released to us from interest earned in the trust account to fund our working capital. Pursuant to a line of credit promissory note the Sponsor has advanced to us a total of $500,000 to cover certain of the expenses related to our offering. Such loan will be payable without interest on the consummation of the offering. We intend to repay the outstanding amount on this line of credit from the proceeds of our offering not being placed in the trust account and not from the $2,000,000 to be released to us from interest earned in the trust account to fund our working capital. This line of credit promissory note is non-interest bearing and matures on the earlier to occur of (a) the date of closing of the offering being made by our prospectus, or (b) January 31, 2008. The loan was repaid on January 23, 2008.

As consideration for providing the Sponsor with a $500,000 working capital loan and with the $5,725,000 to enable our Sponsor to purchase the 5,725,000 insider warrants, our Sponsor issued to Noble Investment Fund Limited a 33.3% beneficial interest in the 1,312,500 ordinary shares owned by our Sponsor (437,250 ordinary shares), agreed that Noble Investment Fund Limited could purchase (through its 50% members interest in Allius Ltd.) an additional 250,000 ordinary shares for $25,000, and agreed to distribute legal and beneficial ownership in 50% of the insider warrants to Noble Investment Fund Limited upon completion of a business combination.

    Of the $2,000,000 of estimated interest earned on our trust account which we may use to defray our operating expenses and working capital requirements pending completion of a business combination. We will also reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. Other than such payments, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial shareholders, officers or directors, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Our initial shareholders will not receive either compensation or reimbursement for any out-of- pocket expenses incurred by them to the extent that such expenses exceed the amount not held in the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the shareholders’ best interest.

After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, we anticipate that our officers and directors may enter into employment or consulting agreements, the terms of which shall be negotiated and which we expect to be comparable to employment or consulting agreements with other similarly-situated companies in the industry in which we consummate a business combination. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in the industry in which we consummate a business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

Each of Ho Capital Management LLC and Allius Ltd. were entities formed for the specific purpose of acquiring shares in our company. In order to protect the amounts held in the trust account, our Sponsor, Noble Investment Fund Limited and Allius Ltd. have each agreed to indemnify us, jointly and severally, for claims of creditors (including any of our officers or directors) that have not executed a valid and enforceable waiver of their right to seek payment of amounts due to them out of the trust account. Except for claims for reimbursement of expenses payable to any of our officers or directors (which claims against the trust account must be waived in writing), we may elect to forego obtaining waivers only if we receive the approval of our Chief Executive Officer and the approving vote or written consent of at least a majority of our board of directors, including all of our independent directors. Each of Angela Ho and Noble Investment Fund Limited, the members of Ho Capital Management LLC (our Sponsor) and Dr. Gary T. Hirst and Noble Investment Fund Limited (the members of Allius Ltd.), have agreed that, prior to the consummation of a business combination, they will not withdraw as members of Ho Capital Management LLC or Allius Ltd. However, a withdrawal by any member of our Sponsor, Allius Ltd. or Noble Investment Fund Limited will not affect the indemnification obligations of our Sponsor, Allius Ltd., or Noble Investment Fund Limited to our company. We have not independently verified whether our Sponsor, Noble Investment Fund Limited or Allius Ltd. have sufficient funds to satisfy their respective indemnity obligations and, therefore, we cannot assure you that they would be able to satisfy these obligations.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

None of our officers or directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

None of our officers, directors or initial shareholders are currently affiliated with any entity whose primary business focus includes acquisitions in Asia. Each of our officers, directors and initial shareholders have agreed that, until we consummate a business combination or liquidate our trust account, they will not become associated or affiliated with any such competing entity. In addition, such persons have agreed that they will present to our board of directors any acquisition opportunity in Asia they obtain access to and which could reasonably be expected to be valued at 80% or more of the total amount placed in our trust account upon completion of our offering (excluding deferred underwriting fees), and provide us a right of first refusal to consummate such an acquisition. Each member of our management and board of directors has confirmed to us that they do not, and will not, have any pre-existing relationships or contractual obligations which would have priority over us with respect to the presentation of a business opportunity that meets our investment criteria of a fair market value of 80% or more of the total amount placed in our trust account upon completion of our offering (excluding deferred underwriting fees) and which is located in or primarily doing business in or investing in Asia.

Our board of directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. Their personal and financial interests may influence their motivation in identifying and selecting a target business and completing a business combination for the following reasons:

•
our Sponsor and all of our officers and directors or their affiliates own ordinary shares which will be released from escrow after three years from the date of our prospectus and only if we consummate a business combination and with respect to which they are waiving their redemption and liquidation distribution rights if we liquidate; and

•
immediately prior to the date of our prospectus, our Sponsor, which is co-managed by Angela Ho, our chief executive officer and chairman of our board of directors, purchased 5,725,000 insider warrants at a purchase price of $1.00 per warrant, which insider warrants are identical to the warrants in the units being offered by our prospectus except that: (a) subject to limited exceptions, none of the insider warrants will be transferable or salable until after we complete a business combination; (b) the insider warrants are not subject to redemption if held by the initial holders or their permitted assigns; and (c) so long as the insider warrants are owned by Ho Capital Management LLC or its permitted assigns, they may be exercised on a cashless basis. Until we consummate a business combination, none of the insider warrants nor the members interests of Ho Capital Management LLC may be sold, transferred or assigned. Upon consummation of a business combination, 50% of the insider warrants will be transferred to Noble Investment Fund Limited, in reduction of 50% of a $5,725,000 five year non-recourse loan to be provided by Noble Investment Fund Limited to enable Ho Capital Management LLC to purchase the insider warrants. The 50% balance of the insider warrants and any shares issuable upon exercise of such insider warrants will remain pledged to Noble as collateral for repayment of the $2,862,500 balance of the Noble loan. At such time as the Noble loan is retired (solely from the proceeds of the sale of insider warrants or underlying shares), the balance of such insider warrants or underlying shares shall be transferable to Angela Ho, a co-manager of Ho Capital Management LLC, or her designees.

Although we have attempted to minimize potential conflicts of interest by establishing policies whereby:

•
our company will not acquire control or effect a business combination with any entity in which any of our officers, directors or initial shareholders are officers, directors, employees, or owners of more than 5% of the equity of such entity, or otherwise directly or indirectly an affiliate of such entity;

•
none of our officers, directors or any of their affiliates will receive any finders fees or other compensation, either from us or from a prospective target company, in connection with any business combination;

•
we are requiring each of our officers and directors to provide us with a right of first refusal to acquire any corporate or business opportunities that are located in or primarily doing business in or investing in Asia they obtain access to, whether individually or through a company they are or may become affiliated with, and which could reasonably be valued at 80% or more of the total amount placed in our trust account upon completion of our offering (excluding deferred underwriting fees). In addition, each of the entities currently affiliated with our officers and directors have confirmed to us that such agreement will not violate any prior fiduciary duty or agreement with such entity. Such entities executed a written confirmation and delivered to us in which they acknowledged that they have received a copy of, and have reviewed, the applicable right of first refusal agreement and that compliance with such agreement by the applicable officer, director or initial shareholders will not violate any prior fiduciary duty or agreement with such entity; and

•
prior to the consummation of a business combination, the liquidation of our company, or their ceasing to be a shareholder, officer or director of our company, each of our officers, directors or initial shareholders have agreed not to become affiliated with any entity, including other blank check companies, with a primary focus on completing an acquisition in Asia.

Subject to the above policies, our officers and directors may in the future become affiliated with entities, including other blank check or business combination companies, engaged in business activities similar to those intended to be conducted by our company. Since our directors beneficially own ordinary shares which will be released from escrow only if a business combination is successfully completed, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, completing a business combination timely and securing the release of their stock.

If we were to make a deposit, down payment or fund a “no shop” provision in connection with a potential business combination, we may have insufficient funds outside of the trust to pay for due diligence, legal, accounting and other expenses attendant to completing a business combination. In such event, our initial shareholders may have to incur such expenses in order to proceed with the proposed business combination. As part of any such combination, such initial shareholders may negotiate the repayment of some or all of any such expenses, without interest or other compensation, which if not agreed to by the target business’ management, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.

After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies in Asia. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in Asia.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including the provision of the loans by our officers and directors, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties and any transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize potential conflicts of interest, we will not enter into any business combination with any affiliates of our Sponsor, initial shareholders, advisors, officers or directors, or any affiliates thereof.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

Our board of directors selected Tedder, James, Worden & Associates, P.A. as our auditors for the period March 22, 2007 (inception) to September 24, 2007, the date of their resignation. In addition, our board of directors selected Rothstein, Kass & Company, P.C. as our auditors for the period September 24, 2007 to December 31, 2007.

Audit Fees

Tedder, James, Worden & Associates, P.A. billed us $14,645 in fees for audit services for the period March 22, 2007 (inception) to September 24, 2007. Rothstein, Kass & Company, P.C. billed us $20,000 in fees for audit services for the period September 24, 2007 to December 31, 2007.

Audit-Related Fees

We did not pay any fees to Tedder, James, Worden & Associates, P.A. for assurance and related services that are not reported under Audit Fees above, for the period March 22, 2007 (inception) to September 24, 2007. We did not pay any fees to Rothstein, Kass & Company, P.C. for assurance and related services that are not reported under Audit Fees above, for the period September 24, 2007 to December 31, 2007.

Tax and All Other Fees

We did not pay any fees to Tedder, James, Worden & Associates, P.A. for tax compliance, tax advice, tax planning or other work for the period March 22, 2007 (inception) to September 24, 2007. We did not pay any fees to Rothstein, Kass & Company, P.C. for tax compliance, tax advice, tax planning or other work for the period September 24, 2007 to December 31, 2007.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by Rothstein, Kass & Company, P.C. and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2007, and for the year then ended, none of the hours expended by Rothstein, Kass & Company, P.C.’s engagement to audit those financial statements were attributed to work by persons other than Rothstein, Kass & Company, P.C., and its full-time, permanent employees.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A. Balance Sheet as of December 31, 2007.

B. Statements of Operations for the period March 22, 2007 (inception) through December 31, 2007.

C. Statements of Shareholders’ Equity for the period March 22, 2007 (inception) through December 31, 2007.

D. Statements of Cash Flows for the period March 22, 2007 (inception) through December 31, 2007.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

1.1
Underwriting Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33916), as filed with the Securities and Exchange Commission on January 25, 2008).

3.1
Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement  on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on November 2, 2007).

4.1
Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on October 1, 2007).

4.2
Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on October 1, 2007).

4.3
Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on October 1, 2007).

4.4
Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33916), as filed with the Securities and Exchange Commission on January 25, 2008).

4.5
Unit Purchase Option in favor of Maxim Partners LLC (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33916), as filed with the Securities and Exchange Commission on January 25, 2008).

4.6
Unit Purchase Option in favor of CRT Capital Group LLC (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33916), as filed with the Securities and Exchange Commission on January 25, 2008).

10.1
Form of Letter Agreement by Insiders of the Registrant to Maxim Group LLC and the Registrant (incorporated herein by reference to Exhibit 10.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on December 17, 2007).

10.2
Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33916), as filed with the Securities and Exchange Commission on January 25, 2008).

10.3
Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33916), as filed with the Securities and Exchange Commission on January 25, 2008).

10.4
Registration Rights Agreement among the Registrant and the Initial Shareholders (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33916), as filed with the Securities and Exchange Commission on January 25, 2008).

10.5
Subscription Agreement between the Registrant and certain officers and directors of the Registrant (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33916), as filed with the Securities and Exchange Commission on January 25, 2008).

10.6
Promissory Note in the amount of up to $500,000 issued to Ho Capital Management LLC (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on August 6, 2007).

10.7
Promissory Note in the amount of up to $500,000 issued by Ho Capital Management LLC to Noble Investment Fund Limited (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on August 6, 2007).

10.8
Letter Agreement among Noble Investment Fund Limited, Ho Capital Management LLC and Allius Ltd. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on August 6, 2007).

10.9
Form of Promissory Note in the amount of $5,725,000 issued by Ho Capital Management LLC to Noble Investment Fund Limited (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on November 26, 2007).

10.10
Form of Pledge Agreement between Ho Capital Management LLC, Noble Investment Fund Limited and Hodgson Russ LLP (incorporated herein by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on December 17, 2007).

10.11
Form of Operating Agreement of Ho Capital Management LLC (incorporated herein by reference to Exhibit 10.11 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on December 17, 2007).

10.12
Form of Letter Agreement by affiliated entities of the Registrant’s officers, directors and initial shareholders to Maxim Group LLC and the Registrant (incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to the Registrant’s Registration Statement  on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on November 2, 2007).

10.13
Loan and Security Agreement dated as of February 28, 2008 by and between Asia Special Situation Acquisition Corp. and Wachovia Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33916), as filed with the Securities and Exchange Commission on March 3, 2008).

10.14
$500,000 Promissory Note of Asia Special Situation Acquisition Corp. dated as of February 28, 2008 in favor of Wachovia Bank, National Association (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33916), as filed with the Securities and Exchange Commission on March 3, 2008).

16.1
Letter from Tedder, James, Worden & Associates, P.A. (incorporated herein by reference to Exhibit 16.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on October 1, 2007).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

99.1
Code of Ethics (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-145163), as filed with the Securities and Exchange Commission on August 6, 2007).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2008.

ASIA SPECIAL SITUATION ACQUISITION CORP.

By:	/s/ Angela Ho
Angela Ho
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Hlavsa
Michael Hlavsa
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Angela Ho Angela Ho	Chief Executive Officer and Chairman of the Board of Directors	March 27, 2008

/s/ Gary T. Hirst Dr. Gary T. Hirst	President and Director	March 27, 2008

/s/ Michael Hlavsa Michael Hlavsa	Chief Financial Officer and Director	March 27, 2008

/s/ Peter Kjaer Peter Kjaer	Director and Chief Operating Officer	March 27, 2008

/s/ Stuart A. Sundlun Stuart A. Sundlun	Director	March 27, 2008

/s/ Arie Jan van Roon Arie Jan van Roon	Director	March 27, 2008